Form 10-Q
period 1996-04-28
OWOSSO CORP
filed 1996-06-11
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                   FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___ EXCHANGE ACT OF 1934.

    For the quarterly period ended April 28, 1996
                                   --------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from              to
                                   ------------   ------------

                         Commission file number 0-23728
                                                -------

                               OWOSSO CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                              23-2756709
            ------------                              ----------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

One Tower Bridge, 100 Front Street, Suite 1400, West Conshohocken, PA   19428
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code (610) 834-0222
                                                   --------------

- - -------------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing rquirements for the past 90 days.

                             Yes  X    No
                                -----    -----

                               OWOSSO CORPORATION
                               ------------------

                                     INDEX
                                     -----
                                                                       PAGE NO.
                                                                       --------
PART I - Financial Information:

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                             3
                  April 28, 1996 (unaudited) and
                  October 29, 1995

                  Consolidated Statements of Earnings                     4
                  Six and Three Months Ended April 28, 1996 and
                  April 30, 1995 (unaudited)

                  Consolidated Statements of Cash Flows                   5
                  Six Months Ended April 28, 1996 and
                  April 30, 1995 (unaudited)

                  Notes to Consolidated Financial Statements              6
                  (unaudited)


         Item 2.  Management's Discussion and Analysis of                 9
                  Financial Condition and Results of Operation

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K                       16

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
- - ---------------------------------------------------------------------------------------------------------------------------

                                                                                          April 28,      October 29,
                                                                                             1996           1995
                                                                                         (Unaudited)
ASSETS                                                                                  -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $     502,959   $  1,750,236
  Receivables, net                                                                         19,738,878     18,190,026
  Inventories, net                                                                         20,693,264     20,564,974
  Prepaid expenses and other                                                                1,441,936      1,164,617
  Advances and interest receivable from affiliate                                              21,753         27,807
  Deferred taxes                                                                              785,000        785,000
                                                                                         ------------   ------------
           Total current assets                                                            43,183,790     42,482,660
                                                                                         ------------   ------------
OTHER ASSETS:
  Restricted cash                                                                             325,994        352,758
  Prepaid pension                                                                             413,209        413,209
  Other                                                                                       398,038        398,038
                                                                                         ------------   ------------
           Total other assets                                                               1,137,241      1,164,005
                                                                                         ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                         25,208,244     25,353,517

INTANGIBLES, net                                                                           38,860,861     39,719,089
                                                                                         ------------   ------------
TOTAL ASSETS                                                                             $108,390,136   $108,719,271
                                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payables:
    Trade                                                                                $  5,829,568   $  6,026,511
  Accrued compensation and benefits                                                         3,107,690      3,127,438
  Accrued expenses                                                                          1,901,371      1,734,491
  Accrued interest                                                                            405,295        363,827
  Current portion of long-term debt                                                         7,065,380     10,665,951
                                                                                         ------------   ------------
            Total current liabilities                                                      18,309,304     21,918,218

LONG-TERM DEBT, Less current portion                                                       45,841,433     42,132,933

POSTRETIREMENT BENEFITS                                                                     1,507,776      1,412,298

DEFERRED TAXES                                                                              3,686,000      3,686,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock Class A, 5% cumulative, $.01 par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding
    (aggregate liquidation value at January 28, 1996 - $15,000,000)                        13,527,746     13,392,850
  Common stock, 15,000,000 authorized; 5,865,000 shares issued and outstanding                 58,650         58,650
  Preferred stock, 10,000,000 shares authorized
  Additional paid-in capital                                                               21,611,701     21,611,701
  Retained earnings                                                                         3,847,526      4,506,621
                                                                                         ------------   ------------

            Total stockholders' equity                                                     39,045,623     39,569,822
                                                                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $108,390,136   $108,719,271
                                                                                         ============   ============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
- - ----------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                Six Months Ended
                                                            -------------------------------  -------------------------------
                                                                April 28,       April 30,         April 28,       April 30,
                                                                  1996            1995              1996            1995
NET SALES                                                   $  33,442,895    $  26,819,155     $  61,362,296   $  48,312,092

COST OF PRODUCTS SOLD                                          25,475,827       18,825,641        46,364,544      33,914,629
                                                            -------------    -------------     -------------   -------------
GROSS PROFIT                                                    7,967,068        7,993,514        14,997,752      14,397,463

SELLING, GENERAL AND ADMINISTRATIVE                             4,819,379        3,172,577         9,362,904       6,104,970

CORPORATE EXPENSES                                              1,082,231          815,913         2,051,477       1,470,620
                                                            -------------    -------------     -------------   -------------
INCOME FROM OPERATIONS                                          2,065,458        4,005,024         3,583,371       6,821,873

INTEREST EXPENSE                                                1,099,572          682,068         2,062,348       1,318,644

OTHER INCOME                                                        2,425           58,260            54,394          90,806
                                                            -------------    -------------     -------------   -------------
INCOME BEFORE INCOME TAXES                                        968,311        3,381,216         1,575,417       5,594,035

INCOME TAX PROVISION                                              429,131        1,284,740           668,938       2,114,545
                                                            -------------    -------------     -------------   -------------
NET INCOME                                                        539,180        2,096,476           906,479       3,479,490

DIVIDENDS AND ACCRETION ON PREFERRED
  STOCK                                                          (255,582)             -            (509,896)             -
                                                            -------------    -------------     -------------   -------------

NET INCOME AVAILABLE FOR COMMON
  STOCKHOLDERS                                              $     283,598    $   2,096,476           396,583       3,479,490
                                                            =============    =============     =============   =============

NET INCOME PER COMMON SHARE                                 $        0.05    $        0.36     $        0.07   $        0.59
                                                            =============    =============     =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                   5,865,000        5,865,000         5,865,000       5,865,000
                                                            =============    =============     =============   =============
See notes to consolidated financial statements.



OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- - -----------------------------------------------------------------------------------------------------------------------

                                                                                                Six Months Ended
                                                                                       --------------------------------
                                                                                           April 28,        April 30,
                                                                                             1996             1995
OPERATING ACTIVITIES:
  Net income                                                                           $      906,479    $    3,479,490
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale of assets                                                                     92,060             1,200
    Depreciation                                                                            1,931,830         1,339,984
    Amortization                                                                            1,223,711           593,689
    Amortization of deferred gain on sale and leaseback                                                         (38,591)
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                 (1,548,852)         (393,966)
       Inventories                                                                           (128,290)       (2,360,451)
       Prepaid expenses and other                                                            (271,265)         (222,645)
       Deferred taxes                                                                                           (89,915)
       Accounts payable                                                                      (196,943)          512,790
       Accrued expenses                                                                        96,577          (347,893)
                                                                                       --------------    --------------
           Net cash (used in) provided by operating activities                              2,105,307         2,473,692
                                                                                       --------------    --------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (1,878,594)       (2,341,802)
  (Increase) decrease in other assets                                                        (338,719)           78,146
                                                                                       --------------    --------------
           Net cash used in investing activities                                           (2,217,313)       (2,263,656)
                                                                                       --------------    --------------
FINANCING ACTIVITIES:
  Payments on amounts due to/from affiliates                                                                   (205,991)
  Proceeds from long-term debt                                                                150,000
  Borrowings from line of credit                                                            5,900,000         3,400,000
  Payments on long-term debt                                                               (5,942,071)       (3,018,627)
  Dividends paid                                                                           (1,243,200)         (938,400)
                                                                                       --------------    --------------
           Net cash used in financing activities                                           (1,135,271)         (763,018)
                                                                                       --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,247,277)         (552,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              1,750,236         1,508,037
                                                                                       --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      502,959    $      955,055
                                                                                       ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                                             $    2,020,880    $      994,234
                                                                                       ==============    ==============

  Cash paid during the period for taxes                                                $      300,000    $    2,233,000
                                                                                       ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY -
  Accrual of preferred stock dividends                                                 $      187,500
                                                                                       ==============

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - -------------------------------------------------------------------------------

1.    THE COMPANY

      Business - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation (the "Company") and its subsidiaries (collectively, the subsidiaries): Motor Products - Owosso Corporation (Motor Products), Motor Products Ohio Corporation: (MP - Ohio), Sooner Trailer Manufacturing Co. (Sooner), Cramer Company (Cramer), DewEze Manufacturing, Inc., including Parker (DewEze), Snowmax Incorporated (Snowmax), The Landover Company (Dura-Bond), Ahab Investment Company ("Ahab"), Great Bend Manufacturing, Inc. (Great Bend) and Stature Electric, Inc. (Stature Electric). Certain of the Company's subsidiaries were previously affiliated with the Brynavon Group, due to those entities being under common control and common management.

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 1995.

2.    PRO FORMA INFORMATION

      The following unaudited pro forma financial information shows the results of the Company's operations for the periods presented as though the purchase of Great Bend and Stature Electric had been made at the beginning of the period.

                                                                Six Months
                                                                   Ended
                                                                 April 30,
                                                                   1995


Net sales                                                     $  64,597,000
Income from operations                                            8,734,000
Net income                                                        3,917,000
Dividends and accretion on preferred stock                          510,000
Net income available for common stockholders                      3,407,000

Net income per common share                                   $        0.58

Number of shares                                                  5,865,000

3.    INVENTORIES

      Inventories are summarized as follows:

                                                   April 28,        April 30,
                                                     1996             1995

      Raw materials and purchased parts          $ 8,919,469      $ 7,114,748
      Work in process                              4,633,206        4,098,030
      Finished goods                               7,140,589        6,733,227
                                                 -----------      -----------
      Total                                      $20,693,264      $17,946,005
                                                 ===========      ===========

4.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                   April 28,      April 30,
                                                     1996           1995

      Banks                                      $28,579,201    $19,093,539
      Industrial revenue bonds                     9,493,006      6,701,155
      Former and current stockholders             14,575,947      5,987,999
      Other                                          258,659        404,862
                                                 -----------    -----------
      Total long-term debt                        52,906,813     32,187,555
      Less portion due within one year             7,065,380      1,959,463
                                                 -----------    -----------
      Total                                      $45,841,433    $30,228,092
                                                 ===========    ===========

      Concurrent with the Offering, the Company entered into a $40,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000. In connection with the Stature Electric acquisition, the Company increased its credit line to $55,000,000 and amended certain financial covenants. Interest is payable, at the Company's option, at either the bank's prime rate (8.25% at April 28, 1996) or a variable spread (1.75% at April 28, 1996) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions, and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

5.    TAXES ON INCOME

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. The effective income tax rate differs from the federal statutory tax rate due to adjustments for amortization of goodwill, officers' life insurance premiums, state income taxes, and meals and entertainment. The increase in the effective tax rate for the quarter ended April 28, 1996 as compared to April 29, 1995 results from the additional amortization of goodwill related to the acquisitions of Great Bend and Stature Electric.

6.    CONTINGENCIES

      The Company is subject to federal, state and local environmental regulation with respect to their operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations.

      In December 1990, Dura-Bond was issued a nonbinding request for certain investigative and remediation measures by the California Regional Water Quality Control Board relating to a facility it formerly operated. Since the issuance of the request, the State has taken no further action against Dura-Bond. In the event the State were to seek further remediation, Dura-Bond may face claims from the State or claims for contribution to its former lessor. Dura-Bond believes that it has substantial defenses to any such claim. The cost of any such additional investigation and remediation, if required, cannot be reasonably estimated.

      Motor Products is currently engaged in negotiations with the Michigan Department of Natural Resources regarding the applicable requirements for closure of a belowground containment structure at Motor Products' facility. Depending on the outcome of these negotiations, Motor Products may incur the cost of closure and cleanup which is not expected to be significant.

      The lessor of Cramer's facility is engaged in negotiations with the State of Connecticut regarding additional investigative or remedial measures at this facility. Cramer may be required to bear a portion of the costs of any such investigative or remedial measures, the amount of which cannot currently be reasonably estimated. Cramer is also engaged in the closure of waste handling facilities at this location in accordance with State regulations. Closure is expected to be completed in 1996 at a cost which is not expected to be significant.

      Cramer has been named as a potentially responsible party with respect to a hazardous substance disposal site being cleaned up by the U.S. Environmental Protection Agency under its "Superfund" program, which they expect to settle through the payment of minor amounts.

      A portion of Sooner's manufacturing facility was used in the past to store containers of waste oil and solvents, and an aboveground diesel fuel storage tank is currently located at the facility. The Company intends to establish a well at the facility for the purpose of monitoring the ground water for any contamination, and the Company estimates such monitoring will cost approximately $12,500 per year.

      Current historic manufacturing and other operations at the Company's various facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its financial position or results of operations.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ----------------------------------------------

Three months ended April 28, 1996 compared to three months ended April 30, 1995
- - -------------------------------------------------------------------------------

Net Sales. Net sales for the Company's second quarter of 1996 totaled $33.4 million as compared to $26.8 million in the second quarter of fiscal 1995, an increase of 25%. The inclusion of the results of Great Bend Manufacturing company ("Great Bend") which was acquired in May 1995 and Stature Electric, Inc. ("Stature"), acquired at the end of the Company's 1995 fiscal year, was responsible for the increase. Without the acquisitions, net sales for the quarter would have decreased 4% compared to the second quarter of fiscal 1995.

Net sales in the Company's Engineered Component Products segment increased 22% to $18.7 million from $15.4 million. The addition of Stature more than offset declines in net sales at the Company's other businesses in this segment which suffered an overall decline of 10% due to a slower manufacturing economy than in the year earlier period, and due to Dura-Bond no longer selling its replacement camshaft bearings through Federal-Mogul. Net sales at Dura-Bond are expected to remain below last year's level in the second half of fiscal 1996, but Stature's additional sales, as well as comparisons to a slower second half of fiscal 1995 are expected to cause sales in this segment to remain above prior year levels.

In the Company's Specialized Equipment segment, the addition of Great Bend led to a 29% increase in net sales to $14.7 million in the second quarter of fiscal 1996 from $11.4 million in the second quarter of fiscal 1995. Net sales in this segment would have increased 5% without Great Bend, as sales of the Company's agricultural equipment increased and sales of horse trailers remained level with the prior year's quarter. Sales in this segment are expected to remain above last year's level, although results for the second half of 1995 included Great Bend, so the increase is expected to be less than that seen in the first half of fiscal 1996.

Gross Profit. Gross profit was $8.0 million, level with last year's second quarter, but representing a reduction to 23.8% of net sales from 29.8% of net sales in the second quarter of fiscal 1995. The decrease in gross profit margin resulted primarily from lower gross margins in the motor businesses because of the absorption of fixed manufacturing costs over a lower sales volume and a decrease in margins in the Company's aluminum trailer business, where gross margins were diminished by an adjustment in inventory valuation, reduced productivity during a union organization attempt and increased overhead in anticipation of higher sales than actually occurred.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.8 million, or 14.4% of sales in the second quarter of fiscal 1996, as compared to $3.2 million, or 11.8% of sales in the second quarter of fiscal 1995. The increase in selling, general and administrative expenses can be attributed to the addition of selling, general and administrative expenses of Great Bend and Stature, including the amortization of intangible assets resulting from the acquisitions. These expenses increased approximately 10% for the Company's other businesses, primarily for increased sales and marketing costs in the company's aluminum trailer business and higher selling and engineering expenses in its grain handling equipment business commensurate with that unit's increased sales.

Corporate Expenses. Corporate expenses were $1.1 million, or 3.2% of net sales in the second quarter of fiscal 1996, as compared to $0.8 million, or 3.0% of net sales in the prior year period. The increase in corporate expenses was primarily due to increased personnel and data processing expenses incurred commensurate with the growth in net sales.

Income from Operations. Income from operations decreased 48% to $2.1 million, or 6.2% of net sales, in the second quarter of fiscal 1996 from $4.0 million, or 14.9% of net sales, in the prior year period. Income from operations in the Company's Engineered Component Products segment decreased 28% to $2.2 million (before allocation of corporate expenses) in the second quarter of fiscal 1996 from $3.0 million in the 1995 period. The addition of Stature's results was more than offset by reduced sales volume in the Company's historical motor businesses, taken as a whole, reduced sales at its Dura-Bond subsidiary due to that business no longer selling its products through Federal-Mogul's distribution network, and an increase in the operating loss at its new Ohio manufacturing facility. In the Specialized Equipment segment, income from operations (before allocation of corporate expenses) decreased 46% to $1.0 million in the second quarter of fiscal 1996 from $1.8 million in the second quarter of fiscal 1995. Reduced margins in the aluminum trailer business and the bale handling equipment business more than offset the addition of Great Bend's results and increased income from operations in the grain handling equipment business.

Interest Expense, net. Net interest expense increased to $1.1 million, or 3.3% of sales, in the second quarter of fiscal 1996 from $0.7 million, or 2.5% of sales in the second quarter of fiscal 1995, primarily due to increased indebtedness incurred in connection with the acquisitions of Great Bend and Stature.

Income Tax Expense. Income tax expense was $0.4 million in the second quarter of fiscal 1996, representing an effective rate of 44%. The effective tax rate is higher than the statutory federal rate due to non-deductible expenses and the effect of state income taxes. Non-deductible expenses, primarily amortization of intangible assets connected with acquisitions, were higher as a proportion of pretax income in the second quarter, resulting in an increased effective tax rate. Income tax expense in the second quarter of fiscal 1995 was $1.3 million, representing an effective tax rate of 38%. The Company expects the higher effective tax rate seen in the fiscal second quarter to continue for the remainder of fiscal 1996.

Net Income. Net income was $0.5 million, or 1.6% of net sales in the second quarter of fiscal 1996, as compared to $2.1 million, or 7.8% of net sales in the prior year period. The decrease in net income was a result of the lower income from operations, higher net interest expense and the increase in the effective tax rate.

Earnings Per Share. Earnings per share of $0.05 in the second quarter of 1996 are calculated after deduction of preferred stock dividends and accretion in preferred stock value totaling $0.3 million, whereas there was no preferred stock outstanding in the prior year period. Earnings per share in the second quarter of 1995 were $0.36. The Company's acquisition of Stature was dilutive to earnings per share in the second quarter of fiscal 1996. The effects of the accretion on preferred stock on earnings per share will be approximately $0.05 for the full year of 1996.

Six months ended April 28, 1996 compared to six months ended April 30, 1995
- - ---------------------------------------------------------------------------

Net Sales. Net sales for the Company's first six months of 1996 totaled $61.4 million as compared to $48.3 million in the first six months of fiscal 1995, an increase of 27%, due to the inclusion of the results of Great Bend and Stature, without which net sales would have declined 2%. Net sales in the Company's Engineered Component Products segment increased 17% to $34.5 million from $29.5 million, as the addition of Stature Electric and the beginning of shipments from the Company's new Ohio motor manufacturing facility more than offset declines in net sales at each of the other businesses in this segment. This decline can be attributed to a slower manufacturing economy than in the year earlier period, and Dura-Bond no longer selling its replacement camshaft bearings through Federal-Mogul.

Increased demand for the Company's agricultural equipment, higher sales of aluminum trailers in the first quarter and the addition of the results of Great Bend led to a 43% increase in net sales in the Specialized Equipment segment, to $26.9 million in the first six months of fiscal 1996 from $18.8 million in the first six months of fiscal 1995. Sales in this segment are expected to remain above last year's level, although results for the second half of 1995 included Great Bend, so the increase is expected to be less than that seen in the first half of fiscal 1996.

Gross Profit. Gross profit was $15.0 million, or 24.4% of net sales in the first six months of fiscal 1996 as compared to $14.4 million, or 29.8% of net sales in the year earlier period. The increase in gross profit is attributable to the increase in net sales. The decrease in gross profit margin resulted from lower gross margins in the motor businesses because of the absorption of fixed manufacturing costs over a lower sales volume and a decrease in margins in the Company's aluminum trailer business, where gross margins were diminished by an adjustment in inventory valuation, reduced productivity during a union organization attempt and increased overhead in anticipation of higher sales than actually occurred. The Company anticipates that the gross margin in its motor businesses will increase in the second half of fiscal 1996 alongside anticipated net sales growth, and that the factors described above influencing reduced gross margins in its trailer business will diminish, leading to a higher gross margin in the second half of fiscal 1996 as compared to the first six months of fiscal 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.4 million, or 15.3% of net sales in the first six months of fiscal 1996, as compared to $6.1 million, or 12.6% of net sales in the first six months of fiscal 1995. The increase in selling, general and administrative expenses can be attributed to the addition of selling, general and administrative expenses of Great Bend and Stature, including the amortization of intangible assets resulting from the acquisitions. These expenses increased approximately 10% for the Company's other businesses, primarily for increased sales and marketing costs in the company's replacement camshaft bearing business and aluminum trailer business, as well as increases in selling expenses at the new Ohio operation and the Company's grain handling equipment businesses, commensurate with their increased sales.

Corporate Expenses. Corporate expenses were $2.1 million, or 3.4% of net sales in the first half of fiscal 1996, as compared to $1.5 million, or 3.0% of net sales in the prior year period. The increase in corporate expenses was primarily due to higher personnel and data processing expenses incurred commensurate with the growth in net sales.

Income from Operations. Income from operations decreased 47% to $3.6 million, or 5.8% of sales, in the first six months of fiscal 1996 from $6.8 million, or 14.1% of sales, in the prior year period. Income from operations in the Company's Engineered Component Products segment decreased 30% to $3.7 million (before allocation of corporate expenses) in the first six months of fiscal 1996 from $5.3 million in the 1995 period. As with the second quarter results, reduced sales volume in the Company's historical motor businesses, taken as a whole, reduced sales at its Dura-Bond subsidiary, and an increase in the operating loss at its new Ohio manufacturing facility exceeded the effect of the addition of Stature's results. In the Specialized Equipment segment, income from operations (before allocation of corporate expenses) decreased 35% to $2.0 million in the first half of fiscal 1996 from $3.0 million in the fiscal 1995 period. Reduced margins in the aluminum trailer business and the bale handling equipment business more than offset the addition of Great Bend's results and increased income from operations in the grain handling equipment business.

Interest Expense, net. Net interest expense increased to $2.1 million, or 3.4% of sales, in the first half of fiscal 1996 from $1.3 million, or 2.7% of sales in the first half of fiscal 1995, primarily due to increased indebtedness incurred in connection with the acquisitions of Great Bend and Stature.

Income Tax Expense. Income tax expense was $0.7 million in the first six months of fiscal 1996, representing an effective rate of 42.5%. The effective tax rate is higher than the statutory federal rate due to non-deductible expenses and the effect of state income taxes. Non-deductible expenses, primarily amortization of intangible assets connected with acquisitions, were higher as a proportion of pretax income in the second quarter, resulting in an increased effective tax rate. Income tax expense in the first half of fiscal 1995 was $2.1 million, representing an effective tax rate of 38%. The Company expects the higher effective tax rate seen in the fiscal second quarter to continue for the remainder of fiscal 1996.

Net Income. Net income was $0.9 million, or 1.5% of net sales in the first six months of fiscal 1996, as compared to $3.5 million, or 7.2% of net sales in the prior year period. The decrease in net income was a result of the lower income from operations, higher net interest expense and the increase in the effective tax rate.

Earnings Per Share. Earnings per share of $0.07 for the first six months of 1996 are calculated after deduction of preferred stock dividends and accretion in preferred stock value totaling $0.5 million, whereas there was no preferred stock outstanding in the prior year period. Earnings per share in the first six months of 1995 were $0.59. The Company's acquisitions of Great Bend and Stature were dilutive to earnings per share in the first half of fiscal 1996. The effects of the accretion on preferred stock on earnings per share will be approximately $0.05 for the full year of 1996. Although earnings per share for the second half of 1996 are expected to reflect a substantial improvement over earnings per share for the first half of fiscal 1996, the Company believes that because of its lower net income in the first half of fiscal 1996, combined with the effect of the preferred stock, earnings per share for the full 1996 fiscal year will be significantly lower than the $1.09 earned in fiscal 1995.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents decreased to $0.5 million at April 28, 1996 from $1.8 million at October 29, 1995. In addition to cash and cash equivalents at April 28, 1996 was $0.3 million in cash and equivalents which is restricted under industrial revenue bond financings. Through more efficient use of its cash, the Company expects to be able to keep a lower level of cash and cash equivalents in relation to its total assets than at October 29, 1995.

Net cash provided by operating activities was $2.1 million in the first six months of fiscal 1996 as compared to $2.5 million in the first six months of fiscal 1995. This decrease was less than the decrease in net income because of higher non-cash expenses recorded before calculation of net income in the fiscal 1996 period and lower cash used to finance net working capital needs. Cash provided from net income before deduction of non-cash expenses, along with borrowings on the Company's $55 million revolving line of credit with two banks were used to finance increased net working capital in the first half of fiscal 1996, as well as capital expenditures, dividends and retirement of other debt, including a portion of the debt incurred in the acquisition of Stature.

Working capital increased to $24.9 million at April 28, 1996 from $20.6 million at October 29, 1995. Repayment of current indebtedness owed in connection with the acquisition of Stature using funds from the Company's bank line of credit and a seasonal increase in accounts receivable were the principal factors in the increase. At April 28, 1996, the Company had borrowed $27.0 million under this credit agreement. During the second quarter of fiscal 1996 the expiration date of the credit agreement was extended to March 31, 2000 from November 1, 1998. See Note 4 of Notes to Consolidated Financial Statements.

Capital expenditures were $1.9 million in the first quarter of fiscal 1996, compared to $2.3 million in the prior year period. In the prior year period, the Company had completed an expansion of its grain handling equipment business, which was primarily responsible for the higher level in that period. The Company expects to invest a greater amount in capital expenditures in the second half of fiscal 1996, primarily for production equipment, than in the first part of the year, but it expects capital expenditures for the full fiscal year to be below the $4.4 million spent in fiscal 1995.

The Company regularly evaluates potential acquisitions, and the completion of any such acquisition could involve the incidence of additional indebtedness by the Company, which could in turn result in a high degree of financial leverage that might inhibit the Company's ability to obtain additional financing on terms similar to existing credit facilities. In addition, any such acquisition could involve issuance of securities of the Company, including common stock or securities convertible into common stock, which could have the effect of diluting the interests of existing stockholders.

The Company believes that borrowing under its existing line of credit is its most cost-effective financing option in the near term, having actively pursued other financing alternatives during the first half of fiscal 1996. Cash from operations, along with the bank line of credit, will continue to be required to refinance indebtedness related to the Stature acquisition of approximately $3.8 million during the next year. The Company believes that bank credit facilities and funds from operations will be sufficient to refinance that indebtedness and to fund the Company's normal operations for the foreseeable future.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company wishes to take advantage of the new "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-Q are "forward-looking statements" made pursuant to these provisions.

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

     The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing and agricultural sectors of the economy. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plants, leading to reduced gross margins.

     Commodity prices can have a material influence on the Company's results. Grain prices and cattle prices can affect demand for certain agricultural equipment sold by the businesses in the Company's Specialized Equipment segment. Metal prices, particularly aluminum, copper and steel, can affect the Company's costs as well as demand for the Company's products and the value of inventory held at the end of a reporting period. Lack of availability of certain commodities could also disrupt the Company's production.

     Weather can affect the success of the grain harvest in the United States, which can directly affect demand for the Company's grain handling equipment business.

     The start-up of the Company's new Ohio plant has affected results of operations. Acceptance of this plant's products and manufacturing difficulties could lead to continuing losses from that operation.

     Changes in demand that change product mix may reduce operating margins by shifting demand toward less profitable products.

     Loss of a substantial customer may affect results of operations. For example, the Company's replacement camshaft bearing business no longer regularly sells its products through Federal-Mogul Corporation, which had been that business unit's largest customer.

     The Company's results can be affected by engineering difficulties in designing new products or applications for existing products to meet the requirements of its customers.

     Obsolescence or quality problems leading to returned goods in need of repair can also affect the value of the Company's inventories and its profitability.

     The Company's results are dependent on the hiring and retention of qualified executive and local management. For example, the Company is currently involved in a search for a new chief operating officer who is expected to play a large role in the Company's strategic direction and internal growth prospects. There can be no assurance that the Company will be able to find a qualified candidate in the near future.

     The Company has a substantial amount of floating rate debt. Increases in short term interest rates could be expected to increase the Company's interest expense.

     Acquisitions are an important part of the Company's growth strategy. Acquisitions may have a dilutive effect on the Company's earnings and could affect the Company's available credit and interest costs. Conversely, the Company may from time to time divest of product lines or business units. Any such divestiture may involve costs of disposition or losses on the disposition that could reduce the Company's results.

     The Company is subject to various federal and state environmental laws which could be costly to adhere to if changed materially.

Part II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

             (a) Exhibits.
                 ---------

Exhibit No.      Description
- - -----------      -----------
  10.71          Fourth Amendment to Credit Agreement by and among Owosso
                 Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and
                 NBD Bank, as Agent, dated as of March 8, 1996.

             (b) No Current Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       OWOSSO CORPORATION

                                       By: /s/ George B. Lemmon Jr.
                                          -------------------------------------
                                          George B. Lemmon, Jr.
                                          Chief Executive Officer

                                       By: /s/ John H. Wert Jr.
                                          -------------------------------------
                                          John H. Wert, Jr.,
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

Date: June 11, 1996