Form 10-Q/A
period 1996-04-28
OWOSSO CORP
filed 1996-07-12
CIK 921046

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-Q/A

                                 Amendment No. 1


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934.

         For the quarterly period ended April 28, 1996.

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________.

                         Commission file number 0-23728

                               OWOSSO CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23-2756709
- -----------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)


  One Tower Bridge, 100 Front Street, Suite 1400, West Conshohocken, PA 19428
- -----------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (610) 834-0222

- -----------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report

                  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days

                                    Yes    X                  No
                                         -----                   ------

Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on March 20, 1996, the shareholders elected seven directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 27, 1996. In the election of the directors, 6,286,987 shares were voted in favor of the election of George B. Lemmon, Sr. and 22,200 shares were withheld, 6,286,987 shares were voted in favor of the election of Thomas L. French and 22,200 shares were withheld, 6,286,987 shares were voted in favor of the election of George B. Lemmon, Jr. and 22,200 shares were withheld, 6,286,987 shares were voted in favor of the election of John R. Reese and 22,200 shares were withheld, 6,284,987 shares were voted in favor of the election of Eugene P. Lynch and 24,200 shares were withheld, 6,286,737 shares were voted in favor of the election of Ellen D. Harvey and 22,450 shares were withheld, and 6,285,987 shares were voted in favor of the election of Harry E. Hill and 23,200 shares were withheld. There were 1,071,428 shares of the Class A Convertible Preferred Stock voted in favor of Mr. Lowell P. Huntsinger and none of such shares were withheld. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 27, 1996, 6,292,819 shares were voted in favor, 4,000 shares were voted against and 12,368 shares abstained.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                     OWOSSO CORPORATION


                                    By:  /s/ John H. Wert, Jr.
                                        ---------------------------------
                                        John H. Wert, Jr., Senior Vice
                                        President - Finance and Chief
                                        Financial Officer



Date:  July 11, 1996