Form 10-Q
period 1996-07-28
OWOSSO CORP
filed 1996-09-11
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934.

         For the quarterly period ended  July 28, 1996
                                         -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________.

                         Commission file number 0-25066
                                                -------

                               OWOSSO CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-2756709
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)


One Tower Bridge, 100 Front Street, Suite 1400, West Conshohocken, PA  19428
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)

Registrant's telephone number, including area code (610) 834-0222
                                                   --------------

- -------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report

                  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X     No
                                     -------     --------

                               OWOSSO CORPORATION

                                      INDEX

                                                                       PAGE NO.


PART I - Financial Information:


      Item 1.           Consolidated Financial Statements

                        Consolidated Balance Sheets                          3
                        July 28, 1996 (unaudited) and
                        October 29, 1995

                        Consolidated Statements of Earnings                  4
                        Nine and Three Months Ended July 28, 1996 and
                        July 30, 1995 (unaudited)

                        Consolidated Statements of Cash Flows                5
                        Nine Months Ended July 28, 1996 and
                        July 30, 1995 (unaudited)

                        Notes to Consolidated Financial Statements           6
                        (unaudited)

      Item 2.           Management's Discussion and Analysis of              9
                        Financial Condition and Results of Operation


Part II - Other Information:


Item 6.                 Exhibits and Reports on Form 8-K                   17

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                                                         July 28,       October 29,
                                                                                           1996            1995
                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $  1,219,429   $  1,750,236
  Receivables, net                                                                       19,716,836     18,190,026
  Inventories, net                                                                       21,481,317     20,564,974
  Prepaid expenses and other                                                              1,317,051      1,164,617
  Advances and interest receivable from affiliate                                            34,839         27,807
  Deferred taxes                                                                            785,000        785,000
                                                                                       ------------   ------------
      Total current assets                                                               44,554,472     42,482,660
                                                                                       ------------   ------------
OTHER ASSETS:
  Restricted cash                                                                           415,177        352,758
  Prepaid pension                                                                           413,209        413,209
  Other                                                                                     586,130        398,038
                                                                                       ------------   ------------
      Total other assets                                                                  1,414,516      1,164,005
                                                                                       ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                       25,678,486     25,353,517
INTANGIBLES, net                                                                         38,277,098     39,719,089
                                                                                       ------------   ------------
TOTAL ASSETS                                                                           $109,924,572   $108,719,271
                                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  7,654,537   $  6,026,511
  Accrued compensation and benefits                                                       2,819,635      3,127,438
  Accrued expenses                                                                        1,486,170      1,734,491
  Accrued interest                                                                          605,002        363,827
  Current portion of related party debt                                                   2,275,000      8,950,000
  Current portion of long-term debt                                                       2,754,170      1,715,951
                                                                                       ------------   ------------
       Total current liabilities                                                         17,594,514     21,918,218

RELATED PARTY DEBT, Less current portion                                                  3,750,000      4,150,000

LONG-TERM DEBT, Less current portion                                                     44,160,432     37,982,933

POSTRETIREMENT BENEFITS                                                                  1,559,480      1,412,298

DEFERRED TAXES                                                                            3,686,000      3,686,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock Class A, 5% cumulative,  $.01 par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding
   (aggregate liquidation value at January 28, 1996 - $15,000,000)                       13,597,121     13,392,850
  Common stock, 15,000,000 authorized; 5,865,000 shares issued and outstanding               58,650         58,650
  Preferred stock, 10,000,000 shares authorized
  Additional paid-in capital                                                             21,611,701     21,611,701
  Retained earnings                                                                       3,906,674      4,506,621
                                                                                       ------------   ------------
       Total stockholders' equity                                                        39,174,146     39,569,822
                                                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $109,924,572   $108,719,271
                                                                                       ============   ============



 OWOSSO CORPORATION

 CONSOLIDATED STATEMENTS OF EARNINGS
- -------------------------------------------------------------------------------


                                             Three Months Ended            Nine Months Ended
                                       ----------------------------   ---------------------------
                                          July 28,         July 30,     July 28,        July 30,
                                           1996             1995          1996            1996

NET SALES                              $ 33,294,650    $ 29,549,940   $ 94,656,946   $ 77,862,032

COST OF PRODUCTS SOLD                    24,768,476      21,677,702     71,133,020     55,592,331
                                       ------------    ------------   ------------   ------------
GROSS PROFIT                              8,526,174       7,872,238     23,523,926     22,269,701

SELLING, GENERAL AND ADMINISTRATIVE       4,801,301       4,014,330     14,164,205     10,119,300

CORPORATE EXPENSES                        1,240,029         737,003      3,291,506      2,207,623
                                       ------------    ------------   ------------   ------------
INCOME FROM OPERATIONS                    2,484,844       3,120,905      6,068,215      9,942,778

INTEREST EXPENSE                            951,086         793,064      3,013,434      2,111,708

OTHER INCOME                                 58,450         282,082        112,844        372,888
                                       ------------    ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                1,592,208       2,609,923      3,167,625      8,203,958

INCOME TAX PROVISION                        748,028         996,990      1,416,966      3,111,535
                                       ------------    ------------   ------------   ------------
NET INCOME                                  844,180       1,612,933      1,750,659      5,092,423

DIVIDENDS AND ACCRETION ON PREFERRED
 STOCK                                     (256,875)           --        (766,771)           --
                                       ------------    ------------   ------------   ------------
NET INCOME AVAILABLE FOR COMMON
 STOCKHOLDERS                          $    587,305    $  1,612,933   $    983,888   $  5,092,423
                                       ============    ============   ============   ============
NET INCOME PER COMMON SHARE            $       0.10    $       0.28   $       0.17   $       0.87
                                       ============    ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              5,865,000       5,865,000      5,865,000      5,865,000
                                       ============    ============   ============   ============

 See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended
                                                                           --------------------------
                                                                             July 28,       July 30,
                                                                              1996            1995
OPERATING ACTIVITIES:
   Net income                                                              $ 1,750,659    $ 5,092,423
   Adjustments to reconcile net income to net cash provided by operating activities:
   Loss on sale of assets                                                      118,034          6,836
   Depreciation                                                              2,923,707      2,137,079
   Amortization                                                              1,838,919        942,037
   Amortization of deferred gain on sale and leaseback                                        (57,887)
   Changes in assets and liabilities which provided (used) cash:
     Accounts receivable                                                    (1,526,810)      (969,108)
     Inventories                                                              (916,343)    (2,333,101)
     Prepaid expenses and other                                               (159,466)        69,678
     Deferred taxes                                                                           (69,915)
     Accounts payable                                                        1,628,026       (938,355)
     Accrued expenses                                                         (167,767)      (491,083)
                                                                           -----------    -----------

        Net cash provided by operating activities                            5,488,959      3,388,604
                                                                           -----------    -----------

   INVESTING ACTIVITIES:
     Acquisition of business, net of cash acquired                                         (2,275,833)
     Purchases of property, plant and equipment                             (3,366,995)    (3,305,424)
     Increase in other assets                                                 (647,439)      (203,218)
                                                                           -----------    -----------
        Net cash used in investing activities                               (4,014,434)    (5,784,475)
                                                                           -----------    -----------
   FINANCING ACTIVITIES:
     Payments on amounts due to/from affiliates                                              (886,503)
     Proceeds from long-term debt                                              150,000
     Borrowings from line of credit                                          8,250,000      9,350,000
     Payments on long-term debt                                             (8,259,282)    (4,973,079)
     Dividends paid                                                         (2,146,050)    (1,407,600)
                                                                           -----------    -----------

        Net cash (used in) provided by financing activities                 (2,005,332)     2,082,818
                                                                           -----------    -----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (530,807)      (313,053)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,750,236      1,508,037
                                                                           -----------    -----------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,219,429    $ 1,194,984
                                                                           ===========    ===========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Cash paid during the period for interest                              $ 2,772,259    $ 1,870,493
                                                                           ===========    ===========
     Cash paid during the period for taxes                                 $ 1,380,000    $ 3,408,000
                                                                           ===========    ===========
   SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY -
     Accrual of preferred stock dividends                                  $   187,500
                                                                           ===========


OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    THE COMPANY

      Business - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation (the "Company") and its subsidiaries (collectively, the subsidiaries): Motor Products - Owosso Corporation (Motor Products), Motor Products Ohio Corporation: (MP - Ohio), Sooner Trailer Manufacturing Co. (Sooner), Cramer Company (Cramer), DewEze Manufacturing, Inc., including Parker (DewEze), Snowmax Incorporated (Snowmax), The Landover Company (Dura-Bond), Ahab Investment Company (Ahab), Great Bend Manufacturing, Inc. (Great Bend) and Stature Electric, Inc. (Stature Electric). Certain of the Company's subsidiaries were previously affiliated with the Brynavon Group, due to those entities being under common control and common management.

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

2.    PRO FORMA INFORMATION

      The following unaudited pro forma financial information shows the results of the Company's operations for the periods presented as though the purchase of Great Bend and Stature Electric have been made at the beginning of the period.

                                                               Nine Months
                                                                 Ended
                                                                July 30,
                                                                  1995

         Net Sales                                            $98,509,000
         Income From operations                                12,442,000
         Net income                                             5,738,000
         Dividends and accretion on preferred stock               767,000
         Net income available for common stockholders           4,971,000

         Net income per common share                          $      0.85

         Number of shares                                       5,865,000

3.    INVENTORIES

      Inventories are summarized as follows:
                                                     July 28,     October 29,
                                                       1996          1995

         Raw materials and purchased parts         $ 9,979,552   $10,187,479
         Work in process                             4,991,023     4,957,924
         Finished goods                              6,510,742     5,419,571
                                                   -----------   -----------
         Total                                     $21,481,317   $20,564,974
                                                   ===========   ===========


4.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                     July 28,    October 29,
                                                       1996          1995

         Banks                                     $30,895,118   $22,746,445
         Industrial revenue bonds                    9,457,485     9,489,684
         Former and current stockholders            12,370,311    20,213,174
         Other                                         216,688       349,581
                                                   -----------   -----------

         Total long-term debt                       52,939,602    52,798,884
         Less portion due within one year            5,029,170    10,665,951
                                                   -----------   -----------
         Total                                     $47,910,432   $42,132,933
                                                   ===========   ===========



      Concurrent with the Offering, the Company entered into a $40,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000. In connection with the Stature Electric acquisition, the Company increased its credit line to $55,000,000 and amended certain financial covenants. Interest is payable, at the Company's option, at either the bank's prime rate (8.25% at July 28, 1996) or a variable spread (1.75% at July 28, 1996) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions, and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      In the third quarter of 1996 the Company entered into two interest rate swap agreements, each with a $7.5 million notional amount. Beginning in fiscal year 1997 the Company will receive a floating interest rate payment in exchange for a fixed interest rate payment periodically over the life of the agreement. The Company enters into these interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates.

5.    TAXES ON INCOME

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. The effective income tax rate differs from the federal statutory tax rate due to adjustments for amortization of goodwill, officers' life insurance premiums, state income taxes, and meals and entertainment. The increase in the effective tax rate for the quarter ended July 28, 1996 as compared to July 30, 1995 results from the additional amortization of goodwill and customer lists related to the acquisitions of Great Bend and Stature Electric.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three months ended July 28, 1996 compared to three months ended July 30, 1995

Net Sales. Net sales for the Company's third quarter of 1996 totaled $33.3 million as compared to $29.5 million in the third quarter of fiscal 1995, an increase of 13%. The inclusion of the results of Stature Electric, Inc. ("Stature"), acquired at the end of the Company's 1995 fiscal year, was responsible for the increase. Without that acquisition, net sales for the quarter would have decreased 4% compared to the third quarter of fiscal 1995.

Net sales in the Company's Engineered Component Products segment increased 35% to $19.5 million from $14.4 million. The addition of Stature and increased net sales at the Company's other motor businesses, taken as a whole, more than offset declines in net sales at the Company's other businesses in this segment. Dura-Bond's sales remained lower than in the prior year period despite some sales of its replacement camshaft bearings through Federal-Mogul. Net sales at Dura-Bond are expected to remain below last year's level through the end of fiscal 1996, although it has received some orders from Federal-Mogul which may translate into sales in the fourth quarter of fiscal 1996; however, Stature's additional sales, as well as comparisons to a slow fourth quarter of fiscal 1995, are expected to cause sales in this segment to remain above prior year levels.

In the Company's Specialized Equipment segment, net sales in the third fiscal quarter decreased 9%, to $13.8 million from $15.1 million in the third quarter of fiscal 1995 due to a 15% decline in sales of aluminum trailers, and a decrease in sales at DewEze and Great Bend, which more than offset a 20% increase in sales of grain handling equipment at Parker. Sales at DewEze and Great Bend have been affected by a poor cattle market while sales at Parker have benefited from favorable conditions in the corn and soybean markets. The Company believes that it has begun to see a leveling off or slight decline in the aluminum horse trailer market, and that this trend may continue into the near future and that the economic factors affecting its other businesses in this segment are likely to continue. Consequently, the Company expects that sales in this segment will be lower in the fourth quarter of fiscal 1996 than in the prior year period. However, the Company expects net sales in this segment for all of fiscal 1996 to be well above prior year levels.

Gross Profit. Gross profit was $8.5 million for the third quarter, 8% above last year's third quarter gross profit, representing a reduction to 25.6% of net sales compared to 26.6% of net sales in the third quarter of fiscal 1995. In the Company's Engineered Component Products segment, third quarter gross profit increased 26% to $5.3 million in fiscal 1996 from $4.2 million in the prior year. The increase came about due to the inclusion of Stature's results in fiscal 1996 and increased sales in the Company's other motor businesses, which offset lower sales at the other businesses in this segment. The gross margin in this segment declined to 27.0% of sales in the fiscal third quarter from 29.1% of sales in the prior year period. Increased margins at Dura-Bond due to a change in its distribution channel and greater efficiency at the Company's Ohio motor plant were more than offset by lower gross margins at Snowmax resulting from absorption of fixed costs over lower sales volume and the addition of Stature whose gross margins are lower than the remaining businesses in the segment, taken as a whole. In the Company's Specialized Equipment segment, gross profit declined 12% to $3.2 million (23.6% of sales) in the third quarter of fiscal 1996 from $3.7 million (24.3% of sales) in the third quarter of fiscal 1995. The decrease in gross profit was primarily due to reduced trailer sales and reduced margins at Sooner resulting from the lower sales level versus fixed overhead costs and higher labor expense due to production inefficiencies. These factors affected both the overall level of gross profit in the segment and the gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.8 million, or 14.4% of sales in the third quarter of fiscal 1996, as compared to $4.0 million, or 13.6% of sales in the third quarter of fiscal 1995. The increase was primarily attributable to the addition of selling, general and administrative expenses of Stature, including the amortization of intangible assets resulting from the acquisition. In the Engineered Component Products segment, these expenses increased to $2.5 million (12.8% of sales) from $1.9 million (12.9% of sales) as the addition of Stature's expenses outweighed a 4% decline in selling, general and administrative expenses in the remainder of this segment. In the Specialized Equipment segment, selling, general and administrative expenses were $2.3 million, or 16.4% of sales, in the third quarter of fiscal 1996, as compared to $2.1 million, or 14.2% of sales in the prior year period. Increased selling general and administrative expenses at Sooner, primarily related to marketing expense and internal sales salaries, accounted for most of the increase.

Corporate Expenses. Corporate expenses were $1.2 million, or 3.7% of net sales in the third quarter of fiscal 1996, as compared to $0.7 million, or 2.5% of net sales in the prior year period. The increase in corporate expenses was primarily due to recruiting and severance costs related to the resignation of the Company's former chief operating officer as well as higher insurance costs and higher data processing expenses incurred commensurate with the growth in the Company's net sales.

Income from Operations. Income from operations decreased 20% to $2.5 million, or 7.5% of net sales, in the third quarter of fiscal 1996 from $3.1 million, or 10.6% of net sales, in the prior year period. Income from operations in the Company's Engineered Component Products segment increased 19% to $2.8 million (before allocation of corporate expenses) in the third quarter of fiscal 1996 from $2.3 million in the 1995 period. The addition of Stature's results and improved results at the Company's other motor businesses more than offset reduced sales at its Dura-Bond subsidiary due to reduced sales of its products through Federal-Mogul's distribution network, and lower income at Snowmax as described above. In the Specialized Equipment segment, income from operations (before allocation of corporate expenses) decreased 38% to $0.9 million in the third quarter of fiscal 1996 from $1.5 million in the third quarter of fiscal 1995. Reduced sales and margins in the aluminum trailer business more than offset increased income from operations at Great Bend and Parker.

Interest Expense, net. Net interest expense increased to $1.0 million, or 2.9% of sales, in the third quarter of fiscal 1996 from $0.8 million, or 2.7% of sales in the third quarter of fiscal 1995, primarily due to increased indebtedness incurred in connection with the acquisition of Stature, without which interest expense would have declined due to lower effective interest rates.

Income Tax Expense. Income tax expense was $0.7 million in the third quarter of fiscal 1996, representing an effective rate of 47%. The effective tax rate is higher than the statutory Federal rate due to non-deductible expenses and the effect of state income taxes. Non-deductible expenses, primarily amortization of intangible assets connected with acquisitions, were higher as a proportion of pretax income in the third quarter, resulting in an increased effective tax rate. Income tax expense in the third quarter of fiscal 1995 was $1.0 million, representing an effective tax rate of 38%. The Company expects the higher effective tax rate seen in the fiscal third quarter of 1996 to continue or increase for the remainder of fiscal 1996.

Net Income. Net income was $0.8 million, or 2.5% of net sales in the third quarter of fiscal 1996, as compared to $1.6 million, or 5.5% of net sales in the prior year period. The decrease in net income was a result of the lower income from operations, higher net interest expense and the increase in the effective tax rate. As well, the Company recognized other income of $282,000 in the third quarter of fiscal 1995 $200,000 of which related to the early retirement of affiliate notes, as compared to other income of $58,000 in the fiscal 1996 quarter.

Earnings Per Share. Earnings per share of $0.10 in the third quarter of 1996 are calculated after deduction of preferred stock dividends and accretion in preferred stock value totaling $0.3 million, whereas there was no preferred stock outstanding in the prior year. Earnings per share in the third quarter of 1995 were $0.28. The Company's acquisition of Stature was slightly dilutive to earnings per share in the third quarter of fiscal 1996. The effects of the accretion on preferred stock on earnings per share will be approximately $0.05 for the full fiscal year of 1996. Because of the factors affecting Sooner listed above and the expectation of lower income from Snowmax due to a planned reduction of slow moving and discontinued inventory, the Company expects that fourth quarter earnings per share will be less than in the third quarter.

Nine months ended July 28, 1996 compared to nine months ended July 30, 1995

Net Sales. Net sales for the Company's first nine months of 1996 totaled $94.7 million as compared to $77.9 million in the first nine months of fiscal 1995, an increase of 22%, due to the inclusion of the results of Great Bend (acquired in May 1995) in the first six months of fiscal 1996, and Stature for the entire first nine months of fiscal 1996. Without including the results of these recently acquired companies net sales would have increased only 4%.

Net sales in the Company's Engineered Component Products segment increased 23% to $54.0 million in the first nine months of fiscal 1996 from $44.0 million in the 1995 period, as the addition of Stature Electric and the beginning of shipments from the Company's new Ohio motor manufacturing facility more than offset declines in net sales at each of the other businesses in this segment. This decline can be attributed primarily to a slower manufacturing economy in the first half of fiscal 1996 than in the year earlier period, and Dura-Bond selling a reduced volume of its replacement camshaft bearings through Federal-Mogul.

Net sales in the Specialized Equipment segment increased 20% to $40.7 million in the first nine months of fiscal 1996 from $33.9 million in the first nine months of fiscal 1995. Increased demand for the Company's agricultural equipment and the addition of the results of Great Bend led to the increase. The Company believes that it has now begun to see a leveling off or slight decline in the aluminum horse trailer market, and that this trend may continue into the near future. Consequently, the Company expects that sales in this segment will be lower in the fourth quarter of fiscal 1996 than in the prior year period. However, the Company expects net sales in this segment for all of fiscal 1996 to be well above prior year levels for the full fiscal year.

Gross Profit. Gross profit was $23.5 million, or 24.9% of net sales in the first nine months of fiscal 1996 as compared to $22.3 million, or 28.6% of net sales in the year earlier period. The increase in gross profit is attributable to the increase in net sales. The gross profit margins in the first nine months of fiscal 1996 were lower primarily due to the absorption of fixed manufacturing costs over a lower sales volume in the motor businesses in the first half of fiscal 1996, and more recently in the aluminum trailer business. The gross profit margin in the trailer business was also affected by an adjustment in inventory valuation, reduced productivity during a union organization attempt and increased overhead in anticipation of higher sales than actually occurred.

In the Engineered Component Products segment, gross profit increased to $13.9 million, or 25.8% of sales for the first three quarters of fiscal 1996 from $12.9 million, or 29.3% of sales, in the prior year period, an increase of 8%. This increase is due to the addition of Stature, which offset year-to-date declines at the other businesses in this segment. Gross profit margins, though lower than in the prior year period due to the factors affecting the motor businesses described above, have increased during the year with increasing sales volume. While the Company anticipates that the gross margin in its motor businesses will be higher in the fourth quarter than for the first nine months of fiscal 1996, this development is expected to be offset, at least in part, by anticipated lower gross margins in its heat transfer coil business, where the Company has decided to sell off some slow moving and discontinued inventory and returned inventory in need of rework. In the Company's Specialized Equipment segment, gross profit rose to $9.6 million, or 23.6% of sales, in the first three quarters of fiscal 1996 from $9.4 million, or 27.7% of sales, in the 1995 period, as the inclusion of Great Bend's results in the first six months of fiscal 1996 and a higher gross profit in the grain handling equipment business outweighed the decline in gross profit at Sooner discussed above. Although the effects of the union organization attempt are expected to diminish in the last part of the fourth quarter of fiscal 1996, the Company expects that because of continuing slower demand for its aluminum horse trailers, the gross margin in this segment will continue to be lower for the remainder of the year than in fiscal 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.2 million, or 15.0% of net sales in the first nine months of fiscal 1996, as compared to $10.1 million, or 13.0% of net sales in the first nine months of fiscal 1995. The increase in selling, general and administrative expenses can be attributed to the addition of selling, general and administrative expenses of Great Bend for an additional two quarters in fiscal 1996 as well as those of Stature for the full first nine months of fiscal 1996, including the amortization of intangible assets resulting from these acquisitions. Selling, general and administrative expenses increased 7% for the Company's other businesses. In the Engineered Component Products segment, these expenses increased to $7.5 million in the first three quarters of fiscal 1996 from $5.3 million in the 1995 period, primarily due to Stature's expenses which include approximately $0.8 million of non-cash amortization expenses related to the acquisition, and for increased sales and marketing costs in the Company's replacement camshaft bearing business. In the Specialized Equipment segment, selling, general and administrative expenses increased to $6.7 million for the first nine months of fiscal 1996 from $4.8 million in the 1995 period. The increase was due to the additional Great Bend expenses, increased selling expenses at the Company's grain handling equipment business commensurate with its increased sales, and higher marketing and administrative expenses at Sooner.

Corporate Expenses. Corporate expenses were $3.3 million, or 3.5% of net sales in the first nine months of fiscal 1996, as compared to $2.2 million, or 2.8% of net sales in the prior year period. The increase in corporate expenses was primarily due to higher personnel and data processing expenses incurred commensurate with the growth in net sales as well as higher recruitment and insurance expenses.

Income from Operations. Income from operations decreased 39% to $6.1 million, or 6.4% of sales, in the first nine months of fiscal 1996 from $9.9 million, or 12.8% of sales, in the prior year period. Income from operations in the Company's Engineered Component Products segment decreased 15% to $6.4 million (before allocation of corporate expenses) in the first nine months of fiscal 1996 from $7.6 million in the 1995 period. Reduced sales volume in the Company's historical motor businesses, reduced sales at its Dura-Bond subsidiary, and an increase in the operating loss at its new Ohio manufacturing facility exceeded the effect of the addition of Stature's results. In the Specialized Equipment segment, income from operations (before allocation of corporate expenses) decreased 36% to $2.9 million in the first nine months of fiscal 1996 from $4.6 million in the fiscal 1995 period. Reduced margins in the aluminum trailer business and the bale handling equipment business more than offset the addition of Great Bend's results and increased income from operations in the grain handling equipment business.

Interest Expense, net. Net interest expense increased to $3.0 million, or 3.2% of sales, in the first nine months of fiscal 1996 from $2.1 million, or 2.7% of sales in the first nine months of fiscal 1995, primarily due to increased indebtedness incurred in connection with the acquisitions of Great Bend and Stature.

Income Tax Expense. Income tax expense was $1.4 million in the first nine months of fiscal 1996, representing an effective rate of 45%. The effective tax rate is higher than the statutory Federal rate due to non-deductible expenses and the effect of state income taxes. Non-deductible expenses, primarily amortization of intangible assets connected with acquisitions, were higher as a proportion of pretax income in the third quarter, resulting in an increased effective tax rate. Income tax expense in the first three quarters of fiscal 1995 was $3.1 million, representing an effective tax rate of 38%. The Company expects the higher effective tax rate seen in the fiscal third quarter to continue or increase for the remainder of fiscal 1996.

Net Income. Net income was $1.8 million, or 1.8% of net sales in the first nine months of fiscal 1996, as compared to $5.1 million, or 6.5% of net sales in the prior year period. The decrease in net income was a result of the lower income from operations, higher net interest expense and the increase in the effective tax rate. As well, the Company recognized other income of $373,000 in the first three quarters of fiscal 1995 $200,000 of which related to the early retirement of affiliate notes, as compared to other income of $113,000 in the fiscal 1996 quarter.

Earnings Per Share. Earnings per share of $0.17 for the first nine months of 1996 are calculated after deduction of preferred stock dividends and accretion in preferred stock value totaling $0.8 million, whereas there was no preferred stock outstanding in the prior year. Earnings per share in the first nine months of fiscal 1995 were $0.87. The Company's acquisition of Stature was dilutive to earnings per share in the first nine months of fiscal 1996, while the acquisition of Great Bend had a negligible effect. The effects of the accretion on preferred stock on earnings per share will be approximately $0.05 for the full year of 1996. Although earnings per share have already shown a substantial improvement over earnings per share for the first half of fiscal 1996, the Company believes that because of its lower net income in the first nine months of fiscal 1996 and expected lower earnings in the fourth quarter of fiscal 1996 than in the fourth quarter of fiscal 1995, combined with the effect of the preferred stock, earnings per share for fiscal 1996 will be substantially lower as compared to fiscal 1995.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $1.2 million at July 28, 1996 from $1.8 million at October 29, 1995. In addition to cash and cash equivalents at July 28, 1996 was $0.4 million in cash which is restricted under industrial revenue bond financings. Through more efficient use of its cash, the Company expects to be able to keep a lower level of cash and cash equivalents in relation to its total assets than at October 29, 1995.

Net cash provided by operating activities was $5.5 million in the first nine months of fiscal 1996 as compared to $3.4 million in the first nine months of fiscal 1995. This increase was attained despite lower net income because of higher non-cash expenses recorded before calculation of net income in the fiscal 1996 period and lower cash used to finance net working capital needs. Cash provided from operating activities, along with borrowings on the Company's $55 million revolving line of credit with two banks, were used to finance increased net working capital in the first nine months of fiscal 1996, as well as capital expenditures, dividends and retirement of other debt, including a portion of the debt incurred in the acquisition of Stature.

Net working capital increased to $27.0 million at July 28, 1996 from $20.6 million at October 29, 1995. Repayment of current indebtedness incurred in connection with the acquisition of Stature using funds from the Company's bank line of credit and a seasonal increase in accounts receivable and inventory were the principal factors in the increase. At July 28, 1996, $29.4 million was outstanding under the credit agreement.

Capital expenditures were $3.4 million in the first three quarters of fiscal 1996, compared to $3.3 million in the prior year period. Of the capital expenditures, $2.3 million were in the Engineered Component Products segment, $0.9 million were in the Specialized Equipment segment, and the remainder at the corporate level. The Company has increased its capital spending in the second half of fiscal 1996, and it expects capital expenditures for the full fiscal year to be at a level similar to the $4.4 million spent in fiscal 1995.

After the end of the fiscal quarter, the Company's Dura-Bond subsidiary purchased all of the outstanding stock of Snyder Industries, a manufacturer of valve seats and shims with annual sales of approximately $0.7 million. Funds from the revolving credit of approximately $1.6 million were used indirectly to finance the acquisition. The Company regularly evaluates potential acquisitions, and the completion of any such acquisition could involve the incurrence of additional indebtedness by the Company, which could in turn result in a high degree of financial leverage that might inhibit the Company's ability to obtain additional financing on terms similar to existing credit facilities. In addition, any such acquisition could involve issuance of securities of the Company, including common stock or securities convertible into common stock, which could have the effect of diluting the interests of existing stockholders.

During the third quarter of fiscal 1996 the Company entered into two interest rate swaps to fix the interest rate on $15.0 million of its line of credit, beginning in July 1997. (See Note 4 to Financial Statements.) Cash from operations, along with the bank line of credit, will continue to be required to refinance indebtedness related to the Stature acquisition of approximately $1.9 million during the next year. The Company believes that bank credit facilities and funds from operations will be sufficient to refinance that indebtedness and to fund the Company's normal operations for the foreseeable future.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-Q are "forward-looking statements" made pursuant to these provisions.

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

         Loss of a substantial customer may affect results of operations. For example, the Company's replacement camshaft bearing business sells a substantially reduced volume of its products through Federal-Mogul Corporation, which had been that business unit's largest customer.

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

Part II.  OTHER INFORMATION

       Item 6.             Exhibits and Reports on Form 8-K

                           (a)      Exhibits.

Exhibit No.                         Description
- -----------                         -----------

10.72 Fifth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of May 31, 1996.

10.73 Separation and Confidentiality Agreement between Thomas L. French and Owosso Corporation.

                        (b) No Current Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                OWOSSO CORPORATION


                                By: /s/  George B. Lemmon Jr.
                                    --------------------------
                                    George B. Lemmon, Jr.
                                    Chief Executive Officer



                                By: /s/  John H. Wert Jr.
                                    --------------------------
                                    John H. Wert, Jr.,
                                    Senior Vice President - Finance and Chief
                                    Financial Officer




Date:  September 11, 1996

                                Index to Exhibits




      Exhibit Number                      Description
      --------------                      -----------

           10.72 Fifth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of May 31, 1996.

           10.73 Separation and Confidentiality Agreement between Thomas L. French and Owosso Corporation, dated as of June 14, 1996.