Form 10-K
period 1996-10-27
OWOSSO CORP
filed 1997-01-27
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 1996

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _____________________

Commission file number  0-25066

                               Owosso Corporation
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2756709
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

The Triad Building, 2200 Renaissance Boulevard,                 19406
      Suite 150, King of Prussia, PA                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:   (610) 275-4500

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                    Name of each exchange on which registered
                                 Title of Class

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                 Title of Class

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         On January 23, 1997, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $14,690,909.

         On January 23, 1997, 5,808,676 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 12, 1997 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

Overview

         Owosso Corporation is a diversified manufacturer which currently operates in two business segments, Engineered Component Products and Specialized Equipment. By operating in narrowly defined niche markets, the Company seeks to combine revenue growth, through market penetration and new product development, with consistently high profit margins. The Company has also grown historically by acquiring businesses, and acquisitions remain a key element of the Company's growth strategy. The Company currently has manufacturing facilities in nine states and sells its products nationwide.

         The Company was incorporated in Pennsylvania in March 1994 and is a holding company for multiple operating companies, five of which became its wholly-owned subsidiaries in a reorganization (the "Reorganization") which took place effective October 30, 1994 in connection with the Company's initial public offering of Common Stock (the "Offering"). The business units currently operating in the Company's Engineered Component Products segment are Motor Products - Owosso Corporation, acquired in 1973 ("Motor Products"); Motor Products - Ohio Corporation ("MP-Ohio"), incorporated in 1995; Cramer Company, acquired in 1984 and expanded through the acquisition of additional product lines in 1986 ("Cramer"); Snowmax Incorporated, acquired from a subsidiary of Brynavon Group, Inc. ("Brynavon Group") in 1989 ("Snowmax"); The Landover Company, doing business as Dura-Bond Bearing Company, acquired in 1987 ("Dura-Bond"), including the operations of Snyder Industries, Inc. ("Snyder"), acquired in August 1996; and Stature Electric, Inc., acquired in October 1995 ("Stature"). The business units operating in the Company's Specialized Equipment segment are DewEze Manufacturing, Inc., acquired in 1991 ("DewEze"), which includes the operations formerly conducted by Parker Industries ("Parker"), which was acquired in 1985; Sooner Trailer Manufacturing Co. ("Sooner"), acquired in 1994 following the Reorganization; and Great Bend Manufacturing, Inc. ("Great Bend"), acquired in May 1995. Other than Dura-Bond, which was controlled by an independent Board of Directors, all of the Company's businesses which were acquired prior to the Reorganization were operated from the time of their acquisitions until the Reorganization under the management of Brynavon Group, a corporation controlled by certain members of the Company's Board of Directors.

Strategy

         The Company's objective is to maximize operating results by combining revenue growth with consistently high profit margins. Components of the Company's strategy include the following:

         Focus on Niche Markets. Each of the Company's business units competes in relatively narrowly defined markets in which the Company seeks substantial market share. The Company endeavors to maintain and expand its market positions by offering comprehensive product engineering and design services, manufacturing products that consistently meet demanding customer specifications and providing production flexibility to satisfy changing customer manufacturing schedules.

         Enhance Internal Growth Through Acquisitions. The Company continually seeks to enhance its internal growth by acquisitions of additional businesses and products. The objectives of such acquisitions include increasing the market penetration of the Company's existing businesses and expanding the Company's operations into additional niche markets.

         Reduce Technological and Market Risk. The Company's strategy focuses on manufacturing businesses with established technologies, rather than businesses in rapidly changing technologies, and therefore seeks to reduce the risk to its businesses of technological obsolescence. The Company's businesses generally require substantial initial capital expenditures for required tooling and equipment, which make entry by potential competitors more difficult. The Company's development activities are focused on designing products for customer-driven applications rather than developing new products with uncertain market prospects.

         Leverage Management Functions. The Company's business units are managed on a decentralized basis, allowing operating management to concentrate on producing and delivering competitive products and to respond quickly to market conditions. Corporate level management coordinates strategic direction, oversees implementation of the Company's business plans with operating management and regularly monitors continuous operating improvement. Cash management, risk management, management information systems, certain employee benefits and other services are consolidated at the corporate level, allowing the Company to gain purchasing leverage and realize operating efficiencies.

Products

         Engineered Component Products

         The Company's Engineered Component Products business is conducted through its Stature, Motor Products, MP-Ohio, Cramer, Snowmax and Dura-Bond subsidiaries, which manufacture and sell motors and timers, heat transfer coils, and replacement camshaft bearings. These products are sold primarily to original equipment manufacturers, which incorporate these components into their end products, with the exception of the Company's replacement camshaft bearings, which are sold to engine rebuilders through distributors. Products sold by the motors and timers and heat transfer coils units are used principally in the non-automotive transportation, heating, air conditioning and refrigeration, general industrial, construction, health care, commercial appliance, business equipment, and marine markets. Products sold by the camshaft bearings unit are used exclusively in the automotive aftermarket. The Company seeks to expand its Engineered Component Products segment by increasing sales to customers who value the Company's quality and service, by introducing new products in its existing markets and by expanding into new markets where its existing products can successfully be adapted.

         Motors and Timers. The Company designs and manufactures subfractional horsepower AC and DC motors (less than 1/10 horsepower), fractional horsepower permanent magnet DC motors (between 1/10 and 1 horsepower), integral horsepower DC motors (1 horsepower or more), electromechanical timers (which incorporate the Company's subfractional horsepower motors) and delay mechanisms. The devices are used in trucks, buses and vans, power tools, welding equipment, motorized wheelchairs, appliances, business equipment, heating and air conditioning systems, pumps and other mechanical devices. Fractional and integral horsepower motors are targeted primarily to original equipment manufacturers with small to medium-sized production runs (i.e. up to 100,000 units per year), which is the level at which the Company believes it has certain competitive advantages, such as production flexibility, over larger competitors. Stature, acquired at the end of the fiscal 1995, manufactures the Company's integral horsepower motors and some of the Company's fractional horsepower motors.

         The Company's experienced engineering staff designs new products and adapts existing motors and timers to meet relatively stringent size, performance and quality standards of customers. The Company utilizes computer aided design systems to facilitate fast turnaround on custom engineered prototypes, in some cases as quickly as 48 hours after a customer details its specific needs to the Company. In October 1996 the Company acquired Koepke & Associates, Inc., a manufacturers representative firm located in Northfield, Illinois to act as the sales and marketing organization for Motor Products, MP-Ohio and Stature. Koepke & Associates was renamed Owosso Motor Group, Inc. upon the acquisition.

         Heat Transfer Coils. The Company designs and manufactures fin and tube heat transfer coils. The Company's heat transfer coils are used in a variety of heating and cooling applications, including commercial and residential heating and air conditioning, truck, bus and van heating and air conditioning and commercial refrigeration. The Company's engineering staff continually designs variations of the Company's standard coils to meet particular customer requirements and applications. In addition to offering value-added services, the Company invests in capital improvements needed to develop and manufacture additional varieties of fin and tube coil products.

         Through fiscal 1996, the Company also designed and manufactured evaporator coils, which include a standard fin and tube coil together with other components, and which cool the air in commercial and residential heating and air conditioning systems. Early in fiscal 1997, the Company entered into a licensing and lease agreement with a company formed by one of its former employees to manufacture evaporator coils in a now-vacant facility owned by the Company. The Company will sell fin and tube coils to this company which will add the other components and sell the evaporator coils. In addition to selling coils to this new company, the

Company will receive lease payments and a royalty fee. Sales of evaporator coils were approximately $1.8 million in fiscal 1996.

         Camshaft Bearings. The Company's principal camshaft bearings products are replacement camshaft bearings for internal combustion gasoline engines in automobiles, trucks and farming equipment. Replacement camshaft bearings are an integral component used in rebuilding cast iron engines. The Company believes it is the leading supplier of single piece all-round replacement camshaft bearings for cast iron engines, which the Company manufactures by using a specialized babbitting process to coat a steel tube with a lead based alloy and then machining the tube to the precise tolerances required for a specific application. In fiscal 1994, 1995 and 1996, the Company sold replacement camshaft bearings suitable for use in rebuilding approximately 2,400,000, 2,300,000 and 1,900,000 cast iron engines, respectively. In fiscal 1996, the Company added a line of valve seats and shims to this product line through its acquisition of Snyder Industries.

         Specialized Equipment

         The Company's Specialized Equipment business is conducted through its DewEze, Sooner and Great Bend subsidiaries. Products currently offered include flatbed hay bale handlers and processing equipment and hydraulic power systems marketed under the DewEze brand name, commercial mowers marketed through a distributor, grain wagons, auger carts, weigh wagons and related agricultural equipment marketed under the Parker brand name, all-aluminum horse, livestock and other specialty trailers marketed under the Sooner trade name and front-end loaders (designed to be attached to tractors) marketed under the Great Bend trade name. The Company's expansion plans for its specialized equipment segment involve the identification of specific agricultural and transportation market needs and the design and manufacture of specialized equipment to satisfy those needs.

         Bale Handling and Processing Equipment. The Company believes that it is the leading supplier of flatbed hay bale handlers in the U.S. agricultural equipment market, and the Company knows of only two other U.S. manufacturers of flatbed bale handlers. The patented DewEze flatbed lift, which is installed on a pick-up truck chassis, hydraulically lifts two large round bales weighing up to 2,500 pounds each onto the bed of the pick-up truck, providing a fast and safe method of transporting multiple bales of hay over large acreage. In addition to being used on the Company's own flatbed products, the Company's hydraulic power systems are also sold for use on tow trucks, cherry pickers and other utility vehicles.

         The Company's bale processors are used to process hay for livestock feeding and operate by slicing the bale, whereas competitors' bale processors grind the bale. The Company believes that slicing is the preferred method of processing hay, as it improves digestion and results in increased milk production in dairy cows, increased weight of beef cattle and decreased feed costs and waste.

         Commercial Turf Maintenance Equipment. The Company believes that it is the leading supplier of commercial mowers designed specifically for use on sloped surfaces in the U.S. market. The Company's patented hydraulic lawn mowers are designed so that the power unit and driver's seat remain vertical, even while mowing along the side of terrain with up to a 30(0) slope. This design provides a higher degree of driver safety and comfort on sloped surfaces than is currently available on conventional riding mowers. In addition, two mowing decks allow the operator to mow culverts and ridges more efficiently than other mowing methods.

         Grain Handling Equipment. The Company's grain handling equipment, including grain wagons, auger carts and weigh wagons, is sold under the Parker trade name and is used primarily by large corn, soybean and wheat farmers and seed companies. The Company's grain wagons and auger carts are typically used by farmers to transport grain, while weigh wagons are typically used by seed companies to monitor harvest yields.

         Trailers. The Company manufactures and distributes all-aluminum horse and livestock trailers, as well as all-aluminum trailers for carrying automobiles, boats and general cargo, all under the Sooner brand name. Sooner trailers are the official trailers of the American Quarter Horse Association. Over three-fourths of the trailers sold by Sooner in fiscal 1996 were horse trailers, and the Company expects horse trailers to continue to be Sooner's primary product.

         The Company's trailers range from a two-horse bumper hitch trailer to multi-horse and multi-automobile goose neck trailers complete with living quarters, and range in price from approximately $8,000 to over $70,000. Although trailers have traditionally been made of steel, which is less expensive than aluminum, Sooner has been successful in marketing its all-aluminum trailers because of several advantages of aluminum construction. These advantages include long life and low maintenance due to the corrosion resistance of aluminum compared to steel, and the light weight and superior weight-to-load ratio of aluminum compared to steel.

         The Company intends to expand Sooner's operations by broadening its geographic coverage through the expansion of its dealer network and by adding new models to existing and new product lines in order to address new markets, such as boat trailers and large livestock trailers.

         Front-End Loaders. The Company manufactures and distributes front-end loaders which are designed to be attached to tractors ranging in size from 20 to 180 horsepower. The Company designs mounting brackets to allow the loader to be attached to over 800 different tractor models. Through its Hot Shot(TM) program, most models of Great Bend loaders are able to be delivered to a customer within four days of receipt of the customer's order. The front-end loaders are marketed under the Great Bend brand name to end users through independent dealers as well as to tractor manufacturers which incorporate the front-end loaders into their tractors.

Manufacturing

         The Company's manufacturing operations are conducted independently in separate facilities by each of the Company's business units. The Company regularly invests in improvements to its manufacturing facilities. While the Company believes that its manufacturing operations, in general, have adequate capacity and flexibility to meet current and anticipated demand for its products, the Company may from time to time acquire new facilities or increase the size of its existing facilities in order to accommodate the growth of the Company's business. Throughout its operations, the Company has installed inventory and production control systems to optimize inventory levels and provide production flexibility and better material flow, all of which has resulted in reduced production costs. Additional cost and production flexibility advantages are derived from the Company's quick change tooling and computer numerical control ("CNC") equipment, which facilitate reduced production changeover and equipment set-up time.

         The manufacturing operations of the Company's Engineered Component Products segment are highly integrated, permitting almost all component parts to be produced by the Company when needed. This vertical integration, together with the Company's CNC equipment and quick change tooling, results in lower production costs, higher product quality and greater manufacturing flexibility, and minimizes a business' reliance on outside suppliers for component parts. Managing for quality assurance is an integral part of the Company's strategy for continuous operating improvement. All of the Company's production operations other than Sooner use computer aided design systems. The Company intends to introduce computer aided design systems in Sooner's operations.

         The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. In certain cases where it has an impact on improving quality control or cost control, the Company obtains raw materials and component parts from sole source suppliers. The Company believes that there are other available sources which the Company could utilize if necessary. The Company's suppliers are predominantly based in the United States, although certain materials are obtained from foreign countries. The Company believes that its sources of raw materials are adequate for its needs.

Marketing

         Engineered Component Products

         The Company's replacement camshaft bearings are marketed primarily to a limited number of large brand name distributors, and to a lesser extent to engine rebuilders, the end users of the Company's bearings. The Company's other engineered component products are marketed directly to original equipment manufacturers and distributors by Company salespersons and independent sales representatives. While sales are targeted primarily to customers in North America, the Company intends to expand its international sales, particularly in its motor businesses. In October 1996 the Company acquired Koepke & Associates, Inc., a manufacturers' representative firm located in Northfield, Illinois to act as the sales and marketing organization for Motor Products, MP-Ohio and Stature. Koepke & Associates was renamed Owosso Motor Group, Inc. upon the acquisition.

         Specialized Equipment

         The Company's specialized equipment is marketed by Company salespersons and independent manufacturers' representatives, selling primarily to independent dealers, which resell the equipment to end users. End users of the Company's bale handling and processing equipment and grain handling equipment are typically diversified farmers and ranchers. The Company's all-terrain mowing equipment is sold through a distributor, Gravely International, primarily to state and local municipalities, airports, schools, hospitals and cemeteries. Garages, tow truck operations and specialty vehicle manufacturers are among the principal end users of the Company's hydraulic power systems. In order to increase inventory availability of Parker grain handling equipment in dealers' showrooms, the Company offers extended payment plans to dealers, allowing them to defer payment until mid-October following the purchase date. This coincides with the fall harvest season when most farmers purchase these products. Sooner's trailers are also sold to dealers and are resold primarily to horse owners, farmers, ranchers, breeders and trainers, and car trailers are resold primarily to race and stock car owners. Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for its dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Great Bend sells its front-end loaders primarily to farmers and ranchers through its dealer network, and to a lesser extent to tractor manufacturers which incorporate the front-end loaders into their tractors.

Competition

         Engineered Component Products

         The Company competes with numerous competitors in the motors and timers business, some of which have greater financial, technical and marketing resources than the Company. Competition is based on design and application engineering capabilities and product reliability and quality, as well as price. The Company seeks customers who need medium-sized production runs and have higher service requirements, and believes that this strategy enables it to compete effectively against its larger competitors, which typically have production systems that are geared toward longer, high volume production runs.

         The Company faces competition in the heat transfer coils business from two companies with significantly greater resources than the Company, as well as from several smaller competitors. The Company believes that its heat transfer coils unit has the production capabilities necessary to manufacture essentially the same products as larger suppliers of heat transfer coils competing in the Company's markets. The Company believes that these capabilities, together with the responsiveness of the Company's value-added engineering and design services and production flexibility, provide its heat transfer coils business with a competitive advantage over these larger competitors.

         Dura-Bond, the Company's replacement camshaft bearings unit, faces competition principally from manufacturers of laser-stitched bearings (bearings which are welded into a round configuration), which the Company believes are less durable than the Company's bearings. In early fiscal 1996, one of Dura-Bond's significant customers indicated that it would commence production of its own laser-stitched bearings in 1996 instead of purchasing the Company's single piece all-round bearings, which reduced Dura-Bond's net sales in fiscal 1996 by approximately $2.1 million. The Company believes that reduced sales to Federal-Mogul will continue to have an adverse impact on Dura-Bond's results of operations, at least in the short term. The Company also faces competition in the all-round replacement camshaft bearings market from one foreign competitor with a lower production capacity than the Company and limited U.S. sales. The Company competes favorably against that competitor based on the Company's reputation for product quality.

         Specialized Equipment

         In the Specialized Equipment segment, the Company competes against several competitors with respect to each of its product lines. In certain of the product lines, such as the flatbed bale handlers and the grain handling equipment, the Company's brand name recognition and reputation for high quality and durability outweigh the need to be the low cost provider. In the slope mower market, the Company competes based primarily on the unique patented design and features of its mower products. Sooner competes primarily based on product quality, durability, weight and brand name recognition. Great Bend competes primarily based on rapid order delivery, product quality, its ability to fit loaders to a wide variety of tractors, as well as price. For other product lines, competition is based on product features, quality, durability and reputation, as well as price.

Backlog

         The Company's backlog of unfilled orders as of December 24, 1995 and December 22, 1996 was as follows:

                                                       December 24,                      December 22,
                                                         1995(1)                             1996
                                                       ------------                      ------------
                                                                     (In thousands)
Engineered Component Products                             $23,982                           $28,300
Specialized Equipment                                       9,476                            10,724
Total                                                     $33,458                           $39,024


---------------

(1) Backlog at December 24, 1995 at Stature has been restated to bring it in conformity with the December 22, 1996 presentation.

The Company expects to fill substantially all of the December 22, 1996 backlog by the end of fiscal 1997.


Patents and Trademarks

         The Company owns a number of United States patents and foreign patents relating to its Specialized Equipment businesses. The Company's material U.S. patents expire at various dates between 2000 and 2009. The Company's products are marketed under various trade names, including DewEze, Parker, Sooner, Dura-Bond, Cramer and Great Bend. While the Company believes that its patents provide certain competitive advantages in its Specialized Equipment businesses, the Company does not consider any one patent or trademark or any group thereof essential to its business as a whole, or to any of its business segments. The Company relies, to a certain extent, on specialized product knowledge and manufacturing processes in its operations, such as the babbitting procedure used in manufacturing replacement camshaft bearings. The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

         The Company has received notification from the owner of two design patents that certain trailers with a V-nose configuration manufactured by Sooner may infringe such patents. The Company believes that it has substantial defenses to the claim of infringement, including the invalidity of the patents because of prior art, and the Company intends to continue to manufacture such trailers. If it were determined that such patents are valid and were infringed, the Company could be required to stop making the infringing trailers and to pay damages to the patent holder. The Company does not believe that such an outcome would have a material effect on the Company or its financial position or results of operations.

Employees

         As of December 22, 1996, the Company had 1,228 hourly and 216 salaried employees, of which 117 employees at its Owosso, Michigan facility are represented by a labor union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a four-year collective bargaining agreement which expires in fiscal 1997. The Company believes that its relationship with its employees is good.

         The Company's executive officers provide strategic direction and emphasize and monitor continuous operating improvement, allowing operating management to concentrate on producing and delivering competitive products and to respond quickly to market conditions. The day-to-day management of each business is supervised by a subsidiary president and, in appropriate circumstances, the Company's executive officers also provide hands-on operating management and advice.

         William Rohm has been the president of Motor Products, which produces fractional horsepower motors for the Company, since November 1986. Before joining Motor Products, he served as the Vice President of Marketing and Sales at Barber Coleman's Small Motor Company Division, a competing motor manufacturer, from 1984 to 1986. He served as President of RAE Corporation, a competing motor manufacturer, from 1976 to 1984. Prior to that, he served in various sales and sales management positions with Reliance Electric, which manufactures motors, drives and controls.

         James Pogmore has been the president of Cramer, which produces the Company's subfractional horsepower motors and timers, since 1989. From 1982 to 1989, he served as the President of Measurement Systems, Inc., a manufacturer of components for consumer and military products, becoming Chief Executive Officer in 1985.

         Randall James has been the president of Stature, which produces fractional and integral horsepower motors for the Company, since Stature's acquisition by the Company in October 1995. Prior to the acquisition, Mr. James was Vice President and Director of Product Engineering of Stature, and Mr. James served as an officer and was a principal stockholder of Stature since he co-founded Stature in 1974. In connection with the Company's acquisition of Stature, Mr. James entered into an employment agreement with Stature which expires in October 1998.

         Charles Barnett has been the president of Dura-Bond, where the Company's replacement camshaft bearings are manufactured, since January 1995. Prior to joining the Company, Mr. Barnett served as General Sales and Marketing Manager for Red Dot Corporation, a manufacturer of custom heating and air conditioning units for the transportation industry, since 1992. Prior to that, he was the General Sales Manager at Paccar Parts from 1989 to 1992. Mr. Barnett began his career with the AC-Delco Parts Division of General Motors in 1971, where he rose to Regional Sales Manager before moving to Paccar.

         Gerry Averett has been president of Snowmax since October 1995. Prior to that, Mr. Averett was the General Manager of Snowmax since June 1993. From January 1992 until he joined the Company, Mr. Averett was the President and owner of a metal fabrication business. From January 1990 to January 1992, he served as General Manager of a division of Aspen Coils which manufactured evaporator coils. Prior to that, Mr. Averett held various sales management and production management positions within the heating, ventilation and air conditioning industry.

         Timothy Penner has been the president of DewEze, which manufactures the Company's bale processing and handling equipment, grain handling equipment and turf maintenance equipment, since April 1996. Before returning to DewEze, where he had held various managerial positions from 1991, Mr. Penner was President of Parker Industries from January 1994. From 1981 to 1991 Mr. Penner held various management positions at MCC International, an international development company.

         John Annin joined the Company as president of the Parker Industries division of DewEze in April 1996. Prior to joining Parker, Mr. Annin had served as president of Herschel Corp., a manufacturer of replacement parts for agricultural equipment from 1991 until 1995. Before Herschel, Mr. Annin held various managerial positions at Farmhand, Inc., a manufacturer of agricultural equipment, rising to executive vice president and chief operating officer.

         Max Bennett has been the president of Sooner Trailer, which manufactures the Company's aluminum trailers, since September 1996, when he moved to Sooner from his position as president of Great Bend. Mr. Bennett had held that position since 1988, and remained in that position since the acquisition of Great Bend by the Company in May 1995. Prior to the acquisition of Great Bend by the Company, Mr. Bennett was an officer and principal stockholder of Great Bend. Mr. Bennett is scheduled to retire from Sooner in April 1997 when he will become a consultant to the Company.

         James Callaway is executive vice president of Sooner and is scheduled to succeed Mr. Bennett as president upon his leaving in April 1997. Mr. Callaway joined Sooner in January 1997, having been president of Quincy Design and Manufacturing Company of Quincy, Illinois until that company's recent acquisition. Before joining Quincy in 1992, Mr. Callaway was director of sales and interim president of Hesston Corporation of Hesston, Kansas for whom he had worked in various management positions since 1972.

         Stephen Hughbanks has served as president of Great Bend Manufacturing, which manufactures the Company's front-end loaders, since October 1996. Before joining Great Bend, Mr. Hughbanks was plant manager of the automotive division of Avery Dennison Corporation, a QS/ISO 9000 automotive supplier, where he had worked since 1989. Prior to his work at Avery Dennison, Mr. Hughbanks was plant manager for Coleman Company's heating and air conditioning division.

Environmental and Safety Regulation

         The Company is subject to federal, state and local environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations.

         The Company's manufacturing operations involve the storage, use, handling and disposal of various hazardous substances and wastes. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, under or discharged from such property. The operation and subsequent removal of underground storage tanks, which are or were located on several of the Company's properties, are also regulated by federal, state and local environmental laws, ordinances and regulations. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes.

         At the Company's Old Saybrook, Connecticut facility, the Company is engaged in the closure of waste handling facilities in accordance with state regulations. Based upon the Company's assessment of the scope of construction necessary to satisfy regulatory requirements, required testing and remediation is expected to cost no more than $100,000, although no assurance can be made in this regard.

         The lessor of the Company's Old Saybrook, Connecticut facility has notified the Company that it may assert a claim against the Company relating to potential contamination at a lagoon formerly owned by the Company and now owned by the lessor. The property containing the lagoon is nearby the Company's facility but is not leased or occupied by the Company. The lessor is engaged in negotiations with the State of Connecticut regarding additional investigative or remedial measures which may be imposed. The Company may be required to bear a portion of the costs of the lessor's investigative or remedial measures and may be required to become directly involved in responding to remediation requirements. Based on the claims of the lessor and the remediation cost estimates of the lessor, the aggregate costs which may be incurred by the Company in connection with the remediation of the lagoon are expected to amount to less than $250,000. The Company has also been notified by the Connecticut Department of Environmental Protection ("CDEP") that enforcement action may be taken against the Company with respect to this lagoon. Based on settlement negotiations currently being conducted, the Company expects to settle the matter with CDEP without litigation for approximately $25,000. The settlement would require the Company to undertake environmental investigations and, if warranted, remediation at the Old Saybrook, Connecticut facility.

         The Company is named as a potentially responsible party ("PRP") with respect to two hazardous substance disposal sites being cleaned up by the U.S. Environmental Protection Agency under its "Superfund" program. Under applicable laws, a PRP can be held jointly and severally liable for any investigation and remediation costs incurred with respect to such sites and thus may be faced with a liability that is greater than the proportion of waste it contributes to the site. With respect to one of the sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of a de minimis amount. With respect to the other site, the Company has only recently received the complaint in the matter and as a result, the Company does not have sufficient information to estimate the Company's potential financial exposure, if any, in the matter.

         In December 1990, the Company was issued a non-binding request for certain investigative and remediation measures regarding soil and groundwater by the California Regional Water Quality Control Board relating to a facility formerly operated by the Company. Since the issuance of the request, the State has taken no further action against the Company and has not taken steps to convert the request into an enforceable order. In the event the State were to seek further remediation at the site, the Company may face claims from the State in the form of an administrative order or claims for contribution from the Company's former lessor at the site. Although the Company believes that it has substantial defenses, there can be no assurance that the Company will not eventually be required to conduct or pay for additional investigative and remediation activities at the site or the surrounding area.

         Current historic manufacturing and other operations at the Company's various facilities may result and may have resulted in the discharge and release of hazardous substances and wastes from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

         The Company does not expect the outcome of any of the foregoing environmental matters or any potential removal or remediation costs to be material to the Company or to its financial position or results of operations.

Product Liability Insurance

         The Company currently maintains product liability insurance coverage of $1.0 million per occurrence and $2.0 million in aggregate annual coverage, and an umbrella policy for an additional $15.0 million of blanket liability protection per occurrence. There can be no assurance that such insurance will be sufficient to cover potential product liability claims or that the Company will be able to maintain such insurance or obtain product liability insurance in the future at a reasonable cost.

Executive Officers of the Company

         The executive officers of the Company are:

   Name                             Age                Position
---------                          -----              ----------

George B. Lemmon, Sr................ 64       Chairman of the Board

George B. Lemmon, Jr................ 35       President, Chief Executive Officer, and
                                              Director

Harry Holiday, III ................. 40       Executive Vice President and Chief
                                              Operating Officer

John H. Wert, Jr. .................. 36       Senior Vice President - Finance, Chief
                                              Financial Officer, Treasurer and Secretary

Brian D. Tidwell ................... 35       Vice President of Operations


         George B. Lemmon, Sr. is one of the Company's founders and is the Chairman of the Board of Directors of the Company. Until August 1995, Mr. Lemmon also served as the

Company's Chief Executive Officer. Until the Reorganization, he served as a senior executive officer and a director of each of the Company's business units since their acquisition by Brynavon Group or its affiliates. Prior to his affiliation with Brynavon Group and the Company, from 1969 to 1975, Mr. Lemmon performed corporate finance services for Wood, Struthers & Winthrop, a New York investment bank which was subsequently acquired by Donaldson, Lufkin & Jenrette. Mr. Lemmon is the father of George B. Lemmon, Jr., the Company's President and Chief Executive Officer.

         George B. Lemmon, Jr. became President of the Company in May 1996, and he has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since March 1994. Mr. Lemmon was also the Company's Secretary and Treasurer from March 1994 until June 1996. From January 1995 to August 1995, Mr. Lemmon served as Executive Vice President - Corporate Development. From March 1994 until January 1995, Mr. Lemmon was the Company's Executive Vice President and Chief Financial Officer. Mr. Lemmon served as Chief Financial Officer of Brynavon Group from 1990 to October 1994. He had held various managerial and sales positions with Brynavon Group since 1983.

         Harry Holiday, III joined the Company as its Executive Vice President and Chief Operating Officer in November 1996. Before joining the Company, Mr. Holiday served as vice president of operations at two subsidiaries of Emerson Electric Co. where he had worked since 1992. His most recent position was at Emerson's E.L. Wiegand subsidiary, a manufacturer of electric heating elements, capital equipment and controls with annual revenues of approximately $120 million. Prior to his positions at Emerson, Mr. Holiday served in various managerial and engineering capacities at General Electric where he had worked since 1982.

         John H. Wert, Jr. has served as Senior Vice President - Finance of the Company since March 1994, and Mr. Wert became the Company's Chief Financial Officer in January 1995 and Secretary and Treasurer in June 1996. Mr. Wert joined the Company from NBD Bank, N.A., where he had been Vice President in the Michigan Banking Division since 1988. From 1988 to 1992, Mr. Wert was NBD Bank's relationship manager for Brynavon Group and its affiliates, including the Company's business units. From 1982 to 1988, Mr. Wert was a banker at J.P. Morgan & Company, becoming a Vice President in 1988.

         Brian D. Tidwell has served as the Company's Vice President of Operations since June 1996. Mr. Tidwell has worked for the Company since 1987 in various managerial and technical capacities, including director of operations analysis and director of management information systems. In addition to his responsibilities on the corporate level, Mr. Tidwell has also been actively involved in the management of certain of the Company's operating businesses from time to time.

Item 2.  Properties

         The Company maintains manufacturing facilities with approximately 753,000 square feet in nine states. The following table sets forth information relating to the Company's manufacturing facilities. Unless otherwise indicated, the Company owns these manufacturing facilities.

                                                                                Total Square              Manufacturing
Business Segment                            Location                                Footage               Square Footage
----------------                            ---------                           -------------             ---------------
Engineered Component
Products                            Owosso, Michigan                               86,900                           67,400
                                    Watertown, New York (1)                        82,000                           77,800
                                    Old Saybrook, Connecticut (2)                  79,400(3)                        32,100
                                    Barberton, Ohio (4)                            29,700                           27,400
                                    Carson City, Nevada (5)                        75,100                           59,600
                                    Kilgore, Texas (6)                             90,000                           86,600
                                    Northfield, Illinois (7)                        2,046                                0

Specialized Equipment               Harper, Kansas (8)                             51,700                           44,500
                                    Jefferson, Iowa                                58,450                           48,750
                                    Duncan, Oklahoma (9)                          122,000                          112,300
                                    Great Bend, Kansas (10)                        76,300                           68,300

-----------

(1) This facility is subject to a mortgage which secures a $1.8 million industrial revenue bond financing.

(2) The lease for this facility expires in 1999 and provides for annual rental payments currently in the amount of $480,000, with future rental increases based on increases in the cost of living index.

(3) Not including 38,200 square feet subleased to unaffiliated third parties.

(4) The lease for this facility expires in 2000 and provides for annual rental payments currently in the amount of $79,000, with future rental increases at specific rates set forth in the lease, increasing to $88,000 by the year 2000.

(5) This facility is subject to a mortgage which secures a $5.0 million industrial revenue bond financing.

(6)      This facility is subject to a  $634,000 mortgage.

(7) The lease for this facility expires in 1999 and provides for annual rental payments currently in the amount of $27,000, with future rental increases at specific rates set forth in the lease, increasing to $29,000 by the year 1999.

(8) This lease for this facility expires in 2003 upon the payment in full of a $1.1 million industrial revenue bond financing, at which time the fee interest in the facility will be transferred to the Company.

(9)      This facility is subject to a $874,000 mortgage.

(10) This facility is subject to a mortgage which secures a $1.0 million industrial revenue bond financing.

           The Company leases its principal offices, located in King of Prussia, Pennsylvania, which consist of approximately 12,715 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $186,020 plus taxes and certain other charges, with future rental increases at specific rates set forth in the lease, increasing to $305,000 by October 1999 through 2006. The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings

         Other that as discussed under "Environmental and Safety Regulations" in
Item 1, the Company is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company consummated its initial public offering of common stock on October 25, 1994, and its common stock is traded on the Nasdaq National Market under the symbol "OWOS."

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

         Fiscal 1996                                                   High                      Low
         -----------                                                   ----                      ----
                  Fourth Quarter                                       $ 7 5/8                   $ 5 5/8
                  Third Quarter                                        $ 9 1/2                   $ 7 1/4
                  Second Quarter                                       $10 1/8                   $ 7 1/2
                  First Quarter                                        $11 1/4                   $ 8 3/8

         Fiscal 1995                                                   High                      Low
         -----------                                                   ----                      ----

                  Fourth Quarter                                       $11 7/8                   $9  3/4
                  Third Quarter                                        $12                       $11 1/4
                  Second Quarter                                       $11 3/4                   $9  3/4
                  First Quarter                                        $12 1/4                   $9  3/4

         Fiscal 1994                                                   High                      Low
         -----------                                                   ----                      ----

                  Fourth Quarter (commencing                           $12 1/4                   $12
                  October 25, 1994) 1

----------

1  The date of the initial public offering of the Company's Common Stock.

         As of January 21, 1997, there were 83 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 1,050.

         The Company has paid regular quarterly dividends of $.08 per share on the Common Stock since January 1995, and the dividend was increased to $.09 per share effective January 1996. It is the present policy of the Board of Directors to continue to pay quarterly dividends at the rate of $.09 per share. However, there can be no assurances that future dividends will be paid. The payment and rate of future dividends are subject to the discretion of the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements, and other factors.

Private Placement

                  On September 30, 1996, Owosso Motor Group, Inc., a wholly-owned subsidiary of the Company, acquired Koepke & Associates, Inc., a manufacturers' representative, pursuant to a merger. As consideration for the acquisition, the Company issued 75,000 shares of common stock of the Company, par value $.01 per share (the "Shares") to the seller. The Company has agreed to register the Shares for resale under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the private placement was made to one accredited investor who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placement may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

Item 6.  Selected Financial Data

         The consolidated statement of operations data set forth below for the fiscal years ended October 25, 1992, October 31, 1993, October 30, 1994, October 29, 1995 and October 27, 1996 and the consolidated balance sheet data at October 25, 1992, October 31, 1993, October 30, 1994, October 29, 1995, and October 27,
1996 are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            Fiscal Years Ended
                                                                            -------------------
                                                     Oct. 25,       Oct. 31,        Oct. 30,      Oct. 29,        Oct. 27,
                                                     1992 (1)      1993+ (2)        1994 (3)        1995            1996
                                                     --------      ---------        --------      --------        --------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Net sales                                             $58,148        $64,659         $73,799      $108,001        $128,216
Costs of products sold                                 40,202         45,838          52,750        77,629          98,282
                                                      -------        -------         -------      --------        --------
Gross profit                                           17,946         18,821          21,049        30,372          29,934
Selling, general and administrative expenses            8,111          8,518           9,487        13,920          19,488
Corporate expenses                                      2,316          2,304           2,417         3,683           4,444
                                                       ------         ------          ------       -------        --------
Income from operations                                  7,519          7,999           9,145        12,769           6,002
Interest expense                                        2,428          2,424           1,855         2,876           4,081
Interest and other income                                 426            480             698           390             202
                                                       ------         ------          ------       -------         -------


                                                                            Fiscal Years Ended
                                                                            -------------------
                                                     Oct. 25,       Oct. 31,        Oct. 30,      Oct. 29,        Oct. 27,
                                                     1992 (1)      1993+ (2)        1994 (3)        1995            1996
                                                     --------      ---------        --------      --------        --------
                                                                  (In thousands, except per share data)
Income before discontinued operations,                  5,517          6,055           7,988        10,283           2,123
income taxes and cumulative effect of
accounting change
Income tax (benefit) provision                                                         (801)         3,900           1,275
Cumulative effect of accounting change                                (1,017)
                                                       ------        -------          ------        ------         -------
Net income                                             $5,517         $5,038          $8,789        $6,383            $848
                                                       ======        =======          ======        ======         =======
Dividends and accretion on preferred stock                                                                          (1,025)
                                                                                                                   -------
Net (loss) available to common                                                                                       ($177)
shareholders                                                                                                        ======

         Net income (loss) per common share                                                          $1.09          ($0.03)
                                                                                                     =====          ======
         Weighted average number of common                                                           5,865           5,839
         shares outstanding
PRO FORMA DATA:
Income before pro forma tax provision and              $5,517         $6,055          $7,988
cumulative effect of accounting change
Pro forma tax provision (4)                             1,891          2,090           2,836
                                                        -----         ------          ------
Pro forma income before cumulative effect               3,626          3,965           5,152
of accounting change
Cumulative effect of accounting change net                              (671)
of pro forma tax benefit of $346                        -----          -----          ------
Pro forma net income                                   $3,626         $3,294          $5,152
                                                       ======         ======          ======
Pro forma net income before cumulative                                 $0.82           $1.06
effect of accounting change per share
Cumulative effect of accounting change per
common share                                                           $0.14
                                                                       -----
Pro forma net income per common share                                  $0.68           $1.06
                                                                       =====           =====
Pro forma common shares outstanding (5)                                4,833           4,847
OTHER DATA:
Capital expenditures                                   $1,610         $1,290          $2,000        $4,437          $4,346
Depreciation and amortization                           2,701          2,968           2,786         4,213           6,298
EBITDA (6)                                             10,220         10,967          11,931        16,982          12,300




                                                     Oct. 25,       Oct. 31,        Oct. 30,      Oct. 29,        Oct. 27,
                                                       1992          1993            1994           1995            1996
                                                     --------      ---------        --------      --------        --------
                                                                          (In thousands)
BALANCE SHEET DATA:
Working capital                                       $10,845        $14,405         $18,488       $20,564         $20,385
Total assets                                           43,341         45,543          66,118       108,719         107,895
Total short-term and long-term obligations             25,004         23,360          33,106        52,799          53,814
Shareholders' equity                                   11,510         13,752          21,670        39,570          37,020

---------------
+        53-week fiscal year.

(1) Includes the results of operations of DewEze since December 18, 1991, the date of its acquisition.

(2) Does not include the results of Sooner, which was acquired as of October 30, 1994.

(3) Includes the results of operations of Great Bend since May 1, 1995, the date of its acquisition. Does not include the results of Stature, which was acquired as of October 29, 1995.

(4) Reflects federal income taxes as if the Company had not been an S Corporation during these periods. See Notes 2 and 12 of "Notes to Consolidated Financial Statements."

(5) Historical consolidated shares outstanding for fiscal 1993 and 1994 include an additional 833,000 shares assumed to be outstanding (valued at the initial public offering price of $12.00 per share) necessary to reflect a non-cash S corporation distribution of $10.0 million to its shareholders (on account of previously taxed income) in the form of certain indebtedness owed to Motor Products by Brynavon Group.

(6) EBITDA represents income before income taxes, interest expense, interest and other income and depreciation and amortization expenses. EBITDA is presented as additional financial data but may not be representative of operating results or cash flows for the periods presented. EBITDA data should be considered in conjunction with the Company's Consolidated Statements of Cash Flows included elsewhere in this Form 10-K, which set forth information concerning the Company's cash flows for each of the three years in the period ended October 27, 1996.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. In the Engineered Component Products segment, the Company's products are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. Products manufactured in this segment include electric motors, timers, heat transfer coils, replacement camshaft bearings, valve seats and shims. The products sold in the Specialized Equipment segment are almost exclusively final products sold through independent dealers to their end users, typically horse owners, ranchers, farmers and municipalities. Products sold in the Specialized Equipment segment include aluminum trailers, grain handling equipment, front-end loaders, hay bale handling and processing equipment, and all-terrain commercial mowers.

The Company's net sales for fiscal 1996 were $128.2 million on which net sales of products manufactured by subsidiaries in the Engineered Component Products segment accounted for 56.1% of total net sales while net sales of specialized equipment accounted for 43.9% of net sales. Among other financial data, the Company measures the profitability of its subsidiaries by its business unit income, which is defined as a subsidiary's income from operations before allocation of corporate office expenses. In fiscal 1996, the Company's consolidated business unit income was $10.4 million, of which the Engineered Component Products segment produced $6.8 million, or 65.2% of the total. The Specialized Equipment segment had business unit income of $3.6 million, or 34.8% of the total.

The Company's goal is to achieve long term growth in cash flow and net income, with the growth being divided more or less evenly over time between internal growth and growth through acquisition. The Company's internal growth objective is to maximize operating results by combining revenue growth with consistently high profit margins. It seeks to accomplish this objective, in part, by competing on the basis of engineering and design expertise, production capabilities and customer service rather than primarily on price, and by controlling costs. The Company's individual subsidiaries' businesses are managed on a day-to-day basis by their local management teams so that operating decisions can be made by managers close to the customer and the manufacturing operations. Annual plans are agreed upon by subsidiary management and the corporate office, and subsidiary managers' compensation is tied to their unit's performance in comparison to those goals. Corporate management monitors progress towards these objectives and adds assistance where necessary to help subsidiaries meet them. The corporate staff also coordinates the development and monitors the implementation of long-term strategic plans. Certain administrative functions are handled by corporate staff so that business unit presidents can concentrate on operating objectives. The corporate office also handles functions that are not value-added to its customers, and where economies of scale can reduce costs, such as benefits, insurance and banking.

Growth through acquisition is also important in achieving the Company's growth objectives. The Company attempts to acquire businesses that operate in high margin, narrowly defined markets similar to those served by its existing businesses. Acquisitions may add new markets or enhance the market positions of existing businesses. Target acquisition candidates typically have high initial capital requirements and low ongoing capital needs, incorporate mature technologies in their products, have integrated manufacturing processes, compete on the basis of value-added services, and have a management team with a proven record of accomplishment. The Company has focused its acquisition plans in its existing product segments and intends to continue to do so, with more of its efforts concentrated on its Engineered Component Products segment.

During fiscal 1996, the Company made two small strategic acquisitions. In August, the Company acquired Snyder Industries, Inc. of Seattle, Washington through its Dura-Bond Bearing subsidiary. Snyder's operations will be consolidated into Dura-Bond during the first quarter of fiscal 1997. Snyder manufactures valve seats, valve seat inserts and valve seat booster shims used in remanufacturing automobile engines. These products serve as an addition to Dura-Bond's product line serving the engine remanufacturing industry. Dura-Bond paid $1.35 million in cash and assumed $0.3 million of Snyder's debt, which was retired at closing.

In October, 1996, the Company acquired Koepke & Associates of Northfield, Illinois, a manufacturers' representative firm, in exchange for 75,000 shares of common stock. Koepke & Associates has been renamed Owosso Motor Group, Inc. and serves as the central sales organization for the Company's Stature Electric, Motor Products-Owosso and Motor Products-Ohio subsidiaries. The acquisition is intended to give these subsidiaries an enhanced and more focused presence among their large corporate accounts and prospects.

The acquisition history of the Company's businesses is as follows:

                                                           Year
Business                                                 Acquired
----------                                              ----------
Motor Products - Owosso Corporation                        1973
Snow Coil, Inc. (1)                                        1980
Airmax, Inc. (1)                                           1984
Cramer Company                                             1984
Parker Industries (2)                                      1985
Bristol Company (3)                                        1986
Dura-Bond Bearing Company                                  1987
DewEze Manufacturing, Inc.                                 1991
Sooner Trailer Manufacturing Co.                           1994
Great Bend Manufacturing, Inc.                             1995
Stature Electric, Inc.                                     1995
Snyder Industries, Inc. (4)                                1996
Owosso Motor Group, Inc.                                   1996
-------------
(1) Consolidated into Snowmax, Incorporated in 1989.
(2) Consolidated into DewEze in 1994.
(3) Consolidated into Cramer Company in 1987.
(4) Consolidated into Dura-Bond Bearing Company upon acquisition.

Selected financial results for the Company by business unit and by segment are set forth below:

                     Segment and Business Operating Results


                                                                                   Fiscal Year Ended
                                                                     -------------------------------------------------
                                                                     October 27,         October 29,       October 30,
                                                                         1996               1995              1994
                                                                     --------------  ---------------    --------------
                                                                                    (In thousands)
Net Sales:
Engineered Component Products:
         Fractional and Integral HP motors (1)                           $39,066             $20,786           $22,425
         Heat transfer coils                                              14,904              16,806            17,145
         Replacement camshaft bearings and valve seats/shims (2)           9,386              10,867            10,423
         Subfractional HP motors and timers                                8,631               8,916             8,413
                                                                         -------             -------           -------
   Total Engineered Component Products                                   $71,987             $51,375           $58,406
                                                                         =======             =======           =======
Specialized Equipment:
         Aluminum trailers                                               $28,739             $30,327               ---
         Grain handling equipment                                         10,749               7,897             7,790
         Front-end loaders (3)                                            10,065               5,336               ---
         Bale handling/processing equipment and mowers                     6,676               7,065             7,603
                                                                           -----             -------           -------
   Total Specialized Equipment                                           $56,229             $50,626           $15,393
                                                                         =======            ========           =======
      Total net sales                                                   $128,216            $108,001           $73,799
                                                                        ========            ========           =======
Business unit income (4):
Engineered Component Products
         Fractional HP motors (1)                                         $4,857              $4,428            $5,935
         Heat transfer coils                                               (448)               1,356               603
         Replacement camshaft bearings and valve seats/shims (2)           2,594               3,458             3,361
         Subfractional HP motors and timers                                (191)                 445                32
                                                                           -----              ------            ------
   Total Engineered Component Products                                    $6,812              $9,687            $9,931
                                                                          ======              ======            ======
Specialized Equipment:
         Aluminum trailers                                                $1,789              $5,359               ---
         Grain handling equipment                                          1,265                 800               646
         Bale handling/processing equipment and mowers                       152                 508               986




                                                                                   Fiscal Year Ended
                                                                    -------------------------------------------------
                                                                       October 27,     October 29,       October 30,
                                                                           1996           1995              1994
                                                                     --------------  ---------------    --------------
                                                                                    (In thousands)
         Front end loaders (3)                                               428                 118               --
                                                                         -------              ------            ------
   Total Specialized Equipment                                            $3,634              $6,785            $1,632
                                                                         =======             =======           =======
      Total business unit income                                         $10,446             $16,472           $11,563
                                                                         =======             =======           =======
EBITDA (5):
Engineered Component Products                                            $10,994             $12,080           $12,292
Specialized Equipment                                                      5,750               8,605             2,057
Corporate expenses                                                         4,444               3,682             2,418
Total EBITDA                                                             $12,300             $16,982           $11,931
EBITDA/share                                                               $2.11               $2.90             $2.46

------------
(1) Includes results of Stature Electric from October 30, 1995, its date of acquisition, and Owosso Motor Group, Inc. from October 1, 1996, its date of acquisition.
(2) Includes results of Snyder Industries, Inc. from August 15, 1996, its date of acquisition.
(3) Includes results of Great Bend from May 1, 1995, its date of acquisition.
(4) Business unit income is calculated before corporate expenses and before the cumulative effect of accounting change. Amortization expenses resulting from acquisitions are included as expenses in calculating business unit income.
(5) EBITDA represents income before income taxes, interest expense, interest and other income, depreciation and amortization expenses. EBITDA is presented as additional financial data but may not be representative of operating results or cash flows for the periods presented.


Results of Operations

The following table sets forth certain statement of earnings items as a percentage of net sales for the periods included.

                                                                                  Fiscal Year Ended
                                                                   -------------------------------------------------------
                                                                     October 27,        October 29,         October 30,
                                                                         1996               1995                1994
                                                                   ---------------     --------------      --------------
Net sales:
Engineered Component Products                                              56.1%              53.1%               79.1%
Specialized Equipment                                                      43.9%              46.9%               20.9%
   Total net sales:                                                       100.0%             100.0%              100.0%
Gross profit (1):
Engineered Component Products                                              24.0%              28.9%               28.6%



                                                                                  Fiscal Year Ended
                                                                   -------------------------------------------------------
                                                                      October 27,        October 29,         October 30,
                                                                         1996               1995                1994
                                                                    ---------------     --------------      --------------
Specialized Equipment                                                      22.5%              27.2%               31.4%
   Total gross profit                                                      23.3%              28.1%               29.7%
Business unit income from operations (1):
Engineered Component Products                                               9.5%              16.9%               17.0%
Specialized Equipment                                                       6.5%              13.4%               10.6%
   Total business unit income from operations                               8.1%              15.2%               15.7%
Corporate expenses                                                          3.5%               3.4%                3.3%
Income from operations                                                      4.7%              11.8%               12.4%
Interest income, net                                                        3.2%               2.7%                1.6%
Income before income taxes                                                  1.7%               9.5%               10.8%
Net income available to common shareholders (2)                            (0.1%)              5.9%                7.0%

-----------
(1)      Calculated as a percent of segment net sales.

(2) See Note 2 of "Notes to Consolidated Financial Statements." Amount for fiscal year 1994 is calculated on a pro forma basis to reflect income taxes that would have been recorded if none of the Company's businesses had been an S corporation. Net income available to common shareholders for fiscal 1996 is calculated after deduction of $750,000 in preferred stock dividends and $275,000 in accretion of preferred stock value.



Fiscal 1996 Compared to Fiscal 1995

Net sales. In fiscal 1996 the Company's net sales were $128.2 million, an increase of 18.7% over fiscal 1995 net sales of $108.0 million. The increase in net sales arose from the addition of the results of Stature Electric, acquired in October 1995 and the addition of a full year's results of Great Bend Manufacturing, acquired in May 1995. These factors more than offset a 3% decline in net sales at the Company's other subsidiaries.

In the Company's Engineered Component Products segment, net sales increased 25.5% to $72.0 million in fiscal 1996 from $57.4 million in fiscal 1995. The effect of adding Stature's net sales more than offset a decline of 8% for the other subsidiaries in the segment. Most significantly, net sales at Dura-Bond declined 13.6% due to a significant reduction in sales to that subsidiary's largest customer, Federal-Mogul Corporation, which served as Dura-Bond's largest distribution network. Federal-Mogul began to manufacture its own replacement camshaft bearings in the first quarter of fiscal 1996. In fiscal 1996, Dura-Bond's increased sales directly to end-users (rather than through Federal-Mogul) did not offset the loss of Federal-Mogul sales. Sales of heat transfer coils declined 11.3% in fiscal 1996, primarily due to a reduction in sales of "A" coils to the air conditioning market. The Company has arranged to sell the rights to this product line to an employee who will begin to manufacture coils during fiscal 1997. The employee will lease space and equipment in one of Snowmax's buildings and will pay a royalty fee on sales of these coils. Sales of "A" coils were $1.8 million in fiscal 1996. Because of more favorable market conditions and increased orders in its motor businesses, particularly for the Motor Products-Ohio subsidiary, the Company expects that net sales in the Engineered Component Products segment will be higher in fiscal 1997 than in fiscal 1996.

Net sales in the Specialized Equipment segment were $56.2 million, an 11.1% increase over fiscal 1995 net sales of $50.6 million. The inclusion of a full year of results of Great Bend Manufacturing and a 36.1% increase in sales of grain handling equipment at Parker more than offset a decline of 5.2% in net sales of Sooner's aluminum trailers and lower net sales at DewEze, which continued to be affected by low cattle prices. The increase in sales of grain handling equipment was due to favorable pricing and production conditions for grain farmers in the central United States, an improved product line, and comparison to fiscal 1995 in which Parker was out of production during its traditionally slow first quarter as the plant was expanded.

Gross profit. In fiscal 1996 the Company's gross profit was $29.9 million, or 23.3% of net sales, 1.4% below fiscal 1995 gross profit of $30.4 million, or 28.1% of net sales.

Gross profit in the Engineered Component Products segment was $17.3 million, or 24.0% of net sales in fiscal 1996, as compared to $16.6 million, or 28.9% of net sales in the prior fiscal year. The increase in gross profit in this segment was due to the addition of Stature's results, offsetting reduced gross profit at the other subsidiaries in this segment. This reduction was due to lower margins in the Company's Motor Products operations, as a larger percentage of motors were lower margin wound field motors produced in Motor Products' Ohio plant. Lower sales at Dura-Bond and Snowmax decreased gross profit at those subsidiaries, and margins were reduced in the segment due to lower sales to cover fixed overhead expenses and the results of an inventory reduction program at Snowmax. The inventory reduction program led to an increase in cost of goods sold of $733,000 during the year, and the Company does not expect to incur similar expenses in fiscal 1997 to a material extent.

Gross profit in the Specialized Equipment segment was $12.6 million, or 22.5% of net sales in fiscal 1996, representing a reduction of 8.3% from gross profit of $13.8 million, or 27.2% of net sales, in fiscal 1995. The inclusion of Great Bend's results for a full year was more than offset by a significant reduction in margin and a decline in sales at Sooner. Sooner's sales were reduced by slower demand in the second half of fiscal 1996 and production inefficiencies that led to slower shipments. These production problems, caused in part by the disruptive effects of an ultimately unsuccessful union organization campaign and high employee turnover, combined with the decline in sales reduced the gross profit in that operation by $3.1 million as compared to fiscal 1995. Reduced margins at DewEze due to a less favorable product mix were offset by higher gross profit at Parker due to that subsidiary's significantly higher sales.

At the end of fiscal 1996, the Company recognized a reduction in inventory value of $1.1 million in connection with its year-end physical inventory count and valuation process. See Note 16 to Consolidated Financial Statements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.5 million, or 15.2% of net sales, in fiscal 1996 as compared to $13.9 million, or 12.9% of net sales in fiscal 1995. In the Company's Engineered Component Products segment, selling, general and administrative expenses increased to $10.5 million in fiscal 1996 as compared to $6.9 million in the prior fiscal year. These expenses increased in fiscal 1996 primarily due to including results of Stature, including non-cash amortization expenses relating to its purchase, and an increase to the reserve for bad debt expense at Snowmax recognized in the fourth quarter. The increase to selling, general and administrative expenses of reserves for and write-offs of doubtful accounts at Snowmax was $0.6 million. In the Specialized Equipment segment, selling, general and administrative expenses increased to $9.0 million in fiscal 1996 from $7.0 million in fiscal 1995, primarily due to including Great Bend's results for a full year, including non-cash amortization expenses relating to its purchase. These expenses also increased at Parker due to the large increase in sales at that subsidiary and at Sooner for personnel related expenses in anticipation of higher sales.

Corporate Expenses. Corporate expenses in fiscal 1996 were $4.4 million, or 3.5% of net sales, as compared to $3.7 million, or 3.4% of net sales, in fiscal 1995. Corporate expenses increased primarily due to increases in personnel costs, including severance costs and recruitment expense related to the replacement of the Company's former president and chief operating officer, increased computer programming and other information services expenses and increased legal and professional expenses. Despite the increase, these expenses remained consistent with the increase in the Company's net sales. The Company expects that its continuing investment in upgraded information systems and additional personnel to help manage its growth will cause corporate expenses to increase somewhat in fiscal 1997, though not materially disproportionately to its sales.

Income from Operations. Income from operations fell 53% to $6.0 million in fiscal 1996 from $12.8 million in fiscal 1995, due to the lower gross profit and increased selling, general and administrative expenses and corporate expenses as discussed above. Among other measures, the Company evaluates the operating performance of its business segments and its subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment decreased to $6.8 million, or 9.5% of net sales, in fiscal 1996 from $9.7 million, or 16.9% of sales, in fiscal 1995 due to the factors discussed above. Business unit income in the Specialized Equipment segment before corporate expenses was $3.6 million, or 6.5% of sales, as compared to $6.8 million, or 13.4% of sales, in fiscal 1995 due to the factors discussed above. A table presenting business unit income by product line and segment for the past three fiscal years is presented above on page 24.

Interest Expense, Net. Net interest expense increased to $4.1 million, or 3.2% of net sales in fiscal 1996 from $2.9 million, or 2.7% of net sales in fiscal 1995. The increase in net interest expense arose from increased average borrowing levels in fiscal 1996 due primarily to debt carried in connection with the acquisition of Stature and a full year of interest on debt related to the acquisition of Great Bend.

Net income. Net income in fiscal 1996 was $0.8 million, or 0.7% of net sales, after a tax provision at an effective rate of 60.1%. This compares to net income in fiscal 1995 of $6.4 million, or 5.9% of net sales, after a tax provision at an effective rate of 37.9%. The decrease is attributable to the lower income from operations, higher interest expense and higher effective tax rate. The substantial increase in the Company's effective tax rate results from the higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income. Because of the pretax loss in the fourth quarter, the Company recognized income tax expense at a substantially higher rate in that quarter to bring the full year rate to 60.1%. See Note 16 to Consolidated Financial Statements. The company expects a lower effective tax rate in fiscal 1997 due to relatively flat non-deductible expenses and higher pretax income.

Net loss available for common stockholders. In fiscal 1996, the Company reported a loss of $0.2 million available for common stockholders. The loss is calculated by subtracting dividends on preferred stock of $0.8 million and non-cash accretion in value of preferred stock of $0.3 million from net income. This results in a net loss per common share of $0.03 in fiscal 1996. As no preferred stock was outstanding until the end of fiscal 1995, no such subtraction was necessary in that fiscal year. The Company expects to show improvement in income available to common shareholders from its current businesses for the full year in fiscal 1997 as compared to fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994

Net sales. Net sales were $108.0 million for fiscal 1995, as compared to $73.8 million for the prior year period, representing an increase of 46.3%. Net sales of engineered component products decreased 1.8% to $57.4 million from $58.4 million in fiscal 1994. A decrease in sales of fractional horsepower motors in the second half of the fiscal year due to a slower manufacturing economy and the loss of some sales at the higher volume end of that business, combined with a small decrease in heat transfer coil sales, more than offset increases at the other businesses in this segment. In the Specialized Equipment segment, sales more than tripled to $50.6 million in fiscal 1995 from $15.4 million in fiscal 1994. The increase was attributable to the purchase of Sooner and Great Bend. Sales of grain handling equipment rose slightly despite a plant shutdown in the first quarter of fiscal 1995 during a construction project, while sales of bale handling and processing equipment declined in the face of a difficult agricultural economy in its region of the country.

Gross profit. Gross profit for fiscal 1995 was $30.4 million, or 28.1% of sales, an increase of 44.3% over $21.0 million, or 28.5% of net sales, in fiscal 1994. The gross profit in the Engineered Component Products segment was $16.6 million, or 28.9% of net sales, in fiscal 1995, as compared to $16.7 million, or 28.6% of net sales in fiscal 1994. The small decrease is attributable to the decrease in net sales. In the Specialized Equipment segment the gross profit was $13.8 million, or 27.2% of net sales in fiscal 1995, as compared to $4.4 million, or 28.3% of net sales, in fiscal 1994. The increase in gross profit as well as the decrease in gross margin is due to including the results of Sooner and Great Bend in fiscal 1995; the gross margins at those subsidiaries is lower than the 1994 gross margin in the other specialized equipment subsidiaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.9 million, or 12.9% of sales in fiscal 1995 as compared to $9.5 million, or 12.9% of sales in fiscal 1994. The increase resulted primarily from the addition of selling, general and administrative expenses of Sooner and Great Bend, including non-cash amortization expenses of approximately $0.9 million relating to the acquisition of those businesses by the Company. Selling, general and administrative expenses for the rest of the Company's businesses in fiscal 1995 were approximately equal to the fiscal 1994 level. Selling, general and administrative expenses in the Engineered Component Products segment increased to $6.9 million, or 12.0% of sales, in fiscal 1995 from $6.8 million, or 11.6% of sales, in fiscal 1994 due to non-cash amortization expenses at its Dura-Bond subsidiary created in connection with the reorganization of the Company which took place at the end of fiscal 1994 (the "Reorganization"). In the Specialized Equipment segment, selling, general and administrative expenses increased to $7.0 million in fiscal 1995, or 13.8% of net sales, from $2.7 million, or 17.7% of net sales, in the prior fiscal year due to including Sooner's and Great Bend's expenses in fiscal 1995.

Corporate Expenses. Corporate expenses in fiscal 1995 were $3.7 million, or 3.4% of net sales, as compared to $2.4 million, or 3.3% of net sales, in fiscal 1994. Corporate expenses rose in fiscal 1995 primarily due to increased legal and professional fees and other expenses resulting from the Company's new status as a public company, increased insurance expense, higher personnel expenses commensurate with the Company's growth, and increased lease expense for an upgraded corporate computer system.

Income from Operations. Income from operations increased 39.6% to $12.8 million, or 11.8% of sales, in fiscal 1995 from $9.1 million, or 12.4% of sales, in fiscal 1994. The increase can be attributed to the acquisition of Sooner and Great Bend, while the operating margin decreased because of non-cash amortization expenses related to these acquisitions, and the other factors described above. Among other measures, the Company evaluates the operating performance of its business segments and its subsidiaries based on business unit income which is defined as income from operations without the allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment decreased to $9.7 million, or 16.9% of net sales, in fiscal 1995 from $9.9 million, or 17.0% of net sales, in fiscal 1994 due to the factors discussed above. Business unit income in the Specialized Equipment segment was

$6.8 million, or 13.4% of net sales, as compared to $1.6 million, or 10.6% of sales, in fiscal 1995 due to the factors discussed above. A table presenting business unit income by product line and segment for the past three fiscal years is presented above on page 24.

Interest Expense, Net. Net interest expense increased to $2.9 million, or 2.7% of sales, from $1.2 million, or 1.6% of sales, in fiscal 1994. The increase was due to higher debt outstanding during fiscal 1995, primarily as a result of the acquisition of Great Bend, and the lack of interest income from affiliates due to the retirement of affiliate notes in connection with the Reorganization.

Net income. The Company's net income in fiscal 1995 was $6.4 million, or 5.9% of net sales, in fiscal 1995 after an income tax provision at an effective rate of 37.9%. This represents a 23.9% increase compared to net income of $5.2 million, or 7.0% of net sales, in fiscal 1994 after a pro forma tax provision calculated at a rate of 35.5%. The decrease in net income as a percentage of sales is attributable to the decline in operating margin described above, as well as increased net interest expense and the higher effective tax rate.

Reported net income of $8.8 million for fiscal 1994 does not include a provision for income taxes because the Company's businesses were Subchapter S Corporations in that year. In addition, reported 1994 net income benefited from a change in accounting for income taxes that resulted in a $0.8 million gain. Income before the provision for income taxes increased by 29% from $8.0 million to $10.3 million. The effective tax rate increased due to higher non-deductible expenses, consisting primarily of non-cash amortization expense related to acquisitions and the Reorganization.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $0.8 million at October 27, 1996 from $1.8 million at October 29, 1995. In addition to cash and cash equivalents at October 29, 1995, the Company had $0.3 million of cash that was restricted under industrial revenue financings. Net cash provided by operating activities rose to $8.8 million in fiscal 1996 from $7.7 million in fiscal 1995. This increase arose despite the substantial decrease in net income because of a $2.1 million increase in non-cash expenses resulting from the acquisitions of Great Bend and Stature deducted before calculating net income in fiscal 1996. Additionally, the Company reduced its working capital needs in fiscal 1996, particularly due to a $1.8 million decrease in inventory, about half of which resulted from its inventory reduction program at Snowmax. During fiscal 1995, the Company's working capital needs accounted for a use of cash of approximately $2.6 million. These internally generated funds provided for capital expenditures, financing of acquisitions and dividends to common and preferred shareholders.

The Company's primary cash requirements have been for operating expenses, including raw materials, labor costs and funding of accounts receivable, as well as capital expenditures, acquisitions and dividends to shareholders. Primary sources of cash have been from operations and bank borrowings, with industrial revenue bonds being used for specific capital projects.

Working capital decreased to $20.4 million at October 27, 1996 from $20.6 million at October 29, 1995 primarily due to the decrease in inventory mentioned above. This decrease more than offset the reduction in the current portion of notes payable to affiliates issued in connection with the purchase of Stature which were paid for using the Company's revolving credit facility.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At October 27, 1996 borrowings of $30.0 million were outstanding under the revolving credit agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 1.75% at October 27, 1996. The agreement contains customary financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. During fiscal 1996, the Company entered into interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The agreements call for the company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% for five years beginning in July 1997 in exchange for receiving payments at the three month London Interbank Offered Rate.

During fiscal 1994, 1995 and 1996, the Company invested $2.0 million, $4.4 million and $4.3 million in capital expenditures, respectively. In fiscal 1996, $2.8 million of capital expenditures related to the Engineered Component Products segment, $1.1 million related to the Specialized Equipment segment, and $0.4 million related to the corporate office. Capital expenditures have grown due to the Company's acquisitions and internal sales growth and have been used primarily for updating production equipment, providing tooling and equipment for the manufacture of new products, expanding the capacity of manufacturing facilities and reconfiguring production lines. The Company expects to continue to invest in significant levels of capital expenditures as it invests in the tooling and equipment necessary to produce its products efficiently and to respond to customer quality and production flexibility demands. The Company expects that capital expenditures for fiscal 1997 should remain at a level consistent with or somewhat higher than that of fiscal 1996. The Company expects that capital expenditures will continue to be concentrated primarily in the Engineered Component Products segment in fiscal 1997.

During fiscal 1996 and fiscal 1995, the Company invested cash of $1.7 million and $1.4 million, respectively, for the acquisition of businesses, net of acquired cash. In fiscal 1996, the Company also issued common stock as consideration for an acquisition and in fiscal 1995, in addition to cash, the Company also issued notes and preferred stock in consideration for acquired businesses. In connection with the severance agreement with the Company's former president and chief operating officer, the Company paid $245,000 in cash and issued a subordinated note for $802,543 in payment for common shares he held, based on the market value of the shares at the time. See notes 3 and 4 to Consolidated Financial Statements.

The Company believes that funds from operations and borrowings from its bank facilities will be sufficient to fund its activities, including capital expenditures, for the foreseeable future.

Seasonality

Sales of certain of the Company's specialized equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally have higher sales during the second fiscal quarter while sales of these products are lowest during the first fiscal quarter.

Cyclicality

The Company's Engineered Component Products segment is subject to changes in the overall level of domestic economic activity. The Specialized Equipment segment is subject to changes in certain sectors of the agricultural economy, which may be influenced by climate changes and governmental policy. The segment's horse trailer sales, which have not tended to be affected by changes in the agricultural economy, have had a moderating effect on the results of the entire Specialized Equipment segment, but are subject to the overall domestic business cycle.

Environmental Matters

The Company is subject to environmental regulation with respect to its operations and is named as a potentially responsible party at two sites which are the subject of a government-mandated clean-up and which may require the Company to incur additional expenses. While it is not possible to quantify the potential financial impact of actions regarding environmental matters, the Company believes that the outcome of this action is not likely to have a material effect on the Company's financial position or results of operations. Compliance by the Company's customers with environmental laws may also require the Company to incur additional capital expenditures. For example, federal regulations mandated the cessation of the production by 1996 of chlorofluorocarbons, the main component of the most widely used coolant used in heat transfer coils. Although the heat transfer coils manufactured by the Company are designed for use both with chlorofluorocarbons as well as with certain other coolants complying with the new requirements, if federal regulations were implemented which required the use of a coolant for which the Company's heat transfer coils are not designed, the Company may be required to incur additional capital expenditures to enable it to produce new heat transfer coils suitable for use with the new coolant. The Company is not aware of any such proposed or pending regulations.

Inflation

The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenues or profitability.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-K are "forward-looking statements" made pursuant to these provisions.

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

The start-up of the Company's new Ohio plant has affected results of operations. Manufacturing difficulties at this plant could lead to continuing losses from that operation.

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

The Company's results are dependent on the hiring and retention of qualified executive and local management. There can be no assurance that the Company will be able to find qualified candidates in the future.

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


Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-25, as set forth in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 12, 1997, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, are incorporated herein by reference in response to this
Item 10.

Item 11.   Executive Compensation

         The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference in response to this Item 11.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Item 13.   Certain Relationships and Related Transactions

         The information contained in the section titled "Certain Relationships and Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

         (2)      Schedules

None.

         (3)      Exhibits


Exhibit No.                                                 Description
-----------                                                 ------------
 * 3.1            Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form S-1
                  Registration Statement, No. 33-76964 (the "1994 Registration Statement")).

 * 3.2            By-Laws of the Company (Exhibit 3.2 to the 1994 Registration Statement).

 * 3.3            Designations of the Class A Convertible Preferred Stock of Owosso Corporation
                  (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 31,
                  1995 (the "October 31, 1995 Form 8-K")).

 *10.1            1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual
                  Report on Form 10-K for the year ended October 30, 1994 (the
                  "1994 Form 10-K ")).

 *10.2            MIS Agreement dated October 31, 1994 by and between Owosso
                  Corporation and The Owosso Company (Exhibit 10.2 to the 1994
                  Form 10-K).

 *10.3            Lease Agreement, by and between Gregory M. Cook and Kevin C.
                  Geenty, D/B/A Mill Rock Leasing, as Landlord, and Cramer
                  Company, as Tenant, dated November 1, 1995 (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
                  October 29, 1995 (the "1995 Form 10-K ")).

 *10.4            Second Amended and Restated Credit Agreement by and among The Owosso
                  Company, Motor Products-Owosso Corporation, Cramer Company, The Macton
                  Corporation, Seajay Manufacturing Corporation, Redmond Financial Corporation,
                  Parker Industries, Inc., Kuker-Parker Industries, Inc., Tannewitz, Inc., Gluco, Inc.,
                  Snow Coil, Inc., Robert A. Martin Company, Inc., Copco, Inc., Beachmont
                  Company, Beachmont-Tabor Company, and NBD Bank, N.A., dated April 1,
                  1991, as amended July 31, 1992, and as amended March 21, 1994 (Exhibit 10.4 to the 1994 Registration Statement).

 *10.5            Loan Agreement between Director of the State of Nevada
                  Department of Commerce as Issuer and The Landover Company
                  D/B/A Dura-Bond Bearing Company, dated August 1, 1988 regarding the issuance of Series 1988-A Industrial Development
                  Revenue Bonds (Exhibit 10.5 to the 1994 Registration
                  Statement).



Exhibit No.                                                 Description
-----------                                                 ------------

 *10.6            Loan Agreement between the City of Jefferson, Iowa and Parker
                  Industries, Inc., dated December 1, 1985 regarding the issuance of Series 1985 Industrial Development Revenue Bonds
                  (Exhibit 10.6 to the 1994 Registration Statement).

 *10.7            Offering Statement regarding the City of Harper, Kansas, Industrial Revenue
                  Bonds issued to DewEze Manufacturing, Inc., dated October 1, 1993 (Exhibit
                  10.7 to the 1994 Registration Statement).

 *10.8            Offering Statement regarding the Gregg County Development Corporation, Inc.
                  Revenue Bonds, issued to Greer & Snow Coil Manufacturers, Inc., dated May 17,
                  1984 (Exhibit 10-8 to the 1994 Registration Statement).

 *10.9 Lease by and between Gregory M. Cook, D/B/A Mill Rock Leasing, as Landlord, and Cramer Company, as Tenant, dated April 11,
                  1986 (Exhibit 10.9 to the 1994 Registration Statement).

*10.10            Equipment Lease Agreement, by and between X/L Datacomp, Inc. and The
                  Owosso Company, dated March 17, 1989 (Exhibit 10.13 to the 1994 Registration
                  Statement).

*10.11 Guaranty Agreement, dated as of October 31, 1994, by and between Owosso Corporation and NBD Bank, N.A. (Exhibit 10.14 to the 1995 Form 10-K).

*10.12            Fourth Amendment to Reimbursement Agreement, dated as of September 30,
                  1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit
                  10.15 to the 1995 Form 10-K).

*10.13            Third Amendment to Credit Agreement, dated as of October 31, 1995, by and among NBD Bank, N.A., PNC Bank, N.A. and NBD Bank, N.A. as Agent, and
                  Owosso Corporation, Ahab Investment Company, Cramer Company, DewEze
                  Manufacturing, Inc., The Landover Company, Motor Products-Owosso
                  Corporation, Snowmax Incorporated, Sooner Trailer Manufacturing Co., Motor
                  Products-Ohio Corporation, Great Bend Manufacturing Company, Inc. and
                  Stature Electric, Inc. (Exhibit 10.16 to the 1995 Form 10-K).

*10.14            Reimbursement Agreement, dated as of December 1, 1995, by and between
                  Stature Electric, Inc. and NBD Bank, N.A. (Exhibit 10.22 to the 1995 Form
                  10-K).





Exhibit No.                                                 Description
-----------                                                 ------------

*10.22            Irrevocable Guaranty Agreement, dated as of December 1, 1995, by and between
                  Owosso Corporation and NBD Bank, N.A. (Exhibit 10.32 to the 1995 Form
                  10-K).

*10.23            Management Services Agreement, by and between Snowmax,
                  Incorporated, and The Owosso Company, dated July 31, 1989
                  (Exhibit 10.33 to the 1994 Registration Statement).

*10.24 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated December 18, 1991 (Exhibit
                  10.34 to the 1994 Registration Statement).

*10.25 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated December 18, 1991 (Exhibit
                  10.35 to the 1994 Registration Statement).

*10.26            Non-Competition Agreement by and between DewEze Manufacturing, Inc. and
                  Dewey Hostetler, dated December 18, 1991 (Exhibit 10.36 to the 1994
                  Registration Statement).




Exhibit No.                                                 Description
-----------                                                 ------------
*10.27            Non-Competition Agreement by and between DewEze Manufacturing, Inc. and
                  Howard Hershberger, dated December 18, 1991 (Exhibit 10.37 to the 1994
                  Registration Statement).

*10.28 Extension agreement among Owosso Corporation, Richard R. Carr and I. Wistar Morris, III, dated September 27, 1994 (Exhibit
                  2.7 to the 1994 Registration Statement).

*10.29 Promissory Note of Snowmax, Incorporated, dated April 7, 1992, issued to Longview Bank and Trust Company, in the amount of $1,000,000 (Exhibit 10.39 to the 1994 Registration Statement).

*10.30            Deed of Trust, dated April 7, 1992, on property of Snowmax,
                  Incorporated located in Upshur County, Texas (Exhibit 10.40 to the 1994 Registration Statement).

*10.31            Deed of Trust, dated April 7, 1992, on property of Snowmax,
                  Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

*10.32            Lender's Subordination Agreement, dated April 7, 1992, among Longview Bank and Trust Company, Snowcoil, Inc. and Snowmax, Incorporated (Exhibit 10.42 to
                  the 1994 Registration Statement).

*10.33            Reimbursement Agreement, dated as of August 1, 1991, by The
                  Landover Company in favor of NBD Bank, N.A., as amended on December 30, 1991 and March 1, 1993 (Exhibit 10.43 to the 1994
                  Registration Statement).

*10.34            Lease, dated March 21, 1995, between Motor Products - Ohio
                  Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

*10.35            Confidentiality and Non-Solicitation Agreement between the
                  Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit
                  10.45 to the 1994 Form 10-K).

*10.36            Confidentiality and Non-Solicitation Agreement between the
                  Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit
                  10.46 to the 1994 Form 10-K).

*10.37            Confidentiality and Non-Solicitation Agreement between the
                  Company and George B. Lemmon, Sr., dated October 31, 1994
                  (Exhibit 10.47 to the 1994 Form 10-K).

*10.38            Confidentiality and Non-Solicitation Agreement between the
                  Company and George B. Lemmon, Jr., dated October 31, 1994
                  (Exhibit 10.48 to the 1994 From 10-K).




Exhibit No.                                                 Description
-----------                                                 ------------

*10.39            Confidentiality and Non-Solicitation Agreement between the
                  Company and John H. Wert, Jr., dated October 31, 1994 (Exhibit
                  10.50 to the 1994 Form 10-K).

*10.40            Confidentiality and Non-Solicitation Agreement between the
                  Company and John R. Reese, dated October 31, 1994 (Exhibit
                  10.51 to the 1994 Form 10-K).

*10.41            Credit Agreement by and among NBD Bank, N.A., PNC Bank, N.A. and NBD
                  Bank, N.A. as Agent, and Owosso Corporation, Ahab Investment Company,
                  Cramer Company, DewEze Manufacturing, Inc., The Landover Company, Motor
                  Products-Owosso Corporation, Snowmax Incorporated and Sooner Trailer
                  Manufacturing Co. (Exhibit 10.52 to the 1994 Form 10-K).

*10.42            Third Amendment to Reimbursement Agreement, dated as of December 15, 1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit 10.53 to
                  the 1995 Form 10-K).

*10.43            Stock Purchase Agreement among Owosso Corporation, Richard R. Carr and I.
                  Wistar Morris, III, dated March 24, 1994 (Exhibit 2.2 to the 1994 Form 10-K).

*10.44            Asset Purchase Agreement among DewEze Manufacturing, Inc., Kuker-Parker
                  Industries, Inc. and The Owosso Company, dated October 31, 1994 (Exhibit 2.3 to the 1994 Form 10-K).

*10.45 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated October 31, 1994 (Exhibit
                  2.4 to the 1994 Form 10-K).

*10.46 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated October 31, 1994 (Exhibit 2.5 to the 1994 Form 10-K).

*10.47            The Owosso Group, Plan of Reorganization dated March 25, 1994 (Exhibit 2.1 to the 1994 Registration Statement).

*10.48            Amendment No. 1 to The Owosso Group Plan of Reorganization dated September
                  26, 1994 (Exhibit 2.8 to the 1994 Registration Statement).

*10.49            Stock Purchase Agreement dated September 9, 1994 by and among Owosso
                  Corporation, Sooner Trailer Manufacturing Co., Michael S. Bernhardt, Billy J.
                  Bernhardt, Viola M. Bernhardt, Michael S. and Cynthia L. Bernhardt Charitable
                  Remainder Unitrust U/T/A 8/15/94, Billy J. and Viola M. Bernhardt Charitable
                  Remainder Unitrust U/T/A 8/15/94, Steven J. Bernhardt Trust U/T/A 8/15/94 and
                  Cynthia L. Bernhardt Trust U/T/A 8/15/94 (Exhibit 2.9 to the 1994 Registration
                  Statement).




Exhibit No.                                                 Description
-----------                                                 ------------
*10.50            Letter Agreement by and among Owosso Corporation, The Owosso Company and
                  Sooner Trailer Manufacturing Co. dated October 25, 1994 (Exhibit 2.10 to the
                  1994 Form 10-K).

*10.51            Stock Purchase Agreement dated April 28, 1995 by and among Owosso
                  Corporation, Great Bend Manufacturing Inc. and the stockholders of Great Bend
                  Manufacturing Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K
                  dated May 1, 1995).

*10.52            Agreement and Plan of Merger dated October 25, 1995 by and among Owosso
                  Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc.
                  (Exhibit 2.1 to the October 31, 1995 Form 8-K).

*10.53            Consulting Agreement dated October 31, 1995 by and between Owosso
                  Corporation and Lowell Huntsinger (Exhibit 10.1 to the October 31, 1995 Form
                  8-K).

*10.54            Registration Rights Agreement dated October 31, 1995 by and among Owosso
                  Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to
                  the October 31, 1995 Form 8-K).

*10.55            Loan Agreement dated September 18, 1993 between Sooner Trailer
                  Manufacturing Co. and American National Bank, Duncan, Oklahoma, and
                  Amendment No. 1 to Loan Agreement dated December 13, 1994 between the same parties (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for
                  the quarter ended January 29, 1995).

*10.56            First Amendment to Credit Agreement by and among Owosso
                  Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and
                  NBD Bank, as Agent, dated as of August 1, 1995 (Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1995 (the "July 1995 Form 10-Q")).

*10.57            Second Amendment to Credit Agreement by and among Owosso
                  Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and
                  NBD Bank, as Agent, dated as of September 1, 1995 (Exhibit
                  10.57 to the July 1995 Form 10-Q).

*10.58            Distribution Agreement by and among DewEze Manufacturing, Inc. and Airens
                  Company, dated as of July 21, 1995 (Exhibit 10.58 to the July 1995 Form 10-Q).

*10.59            Fourth Amendment to Credit Agreement by and among Owosso
                  Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and
                  NBD Bank, as Agent, dated as of March 8, 1996. (Exhibit 10.71 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996)



Exhibit No.                                                 Description
-----------                                                 ------------
*10.60            Fifth Amendment to Credit Agreement by and among Owosso
                  Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and
                  NBD Bank, as Agent, dated as of May 31, 1996. (Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (the "July 1996 Form 10-Q")).

*10.61            Separation and Confidentiality Agreement between Thomas L. French and
                  Owosso Corporation, dated as of June 14, 1996 (Exhibit 10.73 to the July 1996
                  Form 10-Q).

 10.62            Lease Agreement by and between Owosso Corporation and Philadelphia Freedom
                  Partners, L.P. dated September 6, 1996.

 21               Subsidiaries of the registrant.

 23               Consent of Deloitte & Touche LLP.

 27               Financial Data Schedule

--------------
*        Incorporated by reference.

(b)      Reports filed on Form 8-K during the last quarter of fiscal 1996:

         The Company filed a Current Report on Form 8-K dated November 13, 1996 to report expected results of operations for fiscal 1996.

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 27,
1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994:

 Balance Sheets                                                             F-2

 Statements of Operations                                                   F-3

 Statements of Stockholders' Equity                                         F-4

 Statements of Cash Flows                                                   F-5

 Notes to Consolidated Financial Statements                              F-6-24

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
 Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 27, 1996 and October 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 27, 1996 and October 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Philadelphia, Pennsylvania
December 5, 1996

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                     October 27,         October 29,
 ASSETS                                                                                                  1996               1995
                                                                                                    ----------           ----------

CURRENT ASSETS:
 Cash and cash equivalents                                                                          $     839,889      $   1,750,236
 Receivables, net                                                                                      18,415,245         18,190,026
 Inventories, net                                                                                      19,123,122         20,564,974
 Prepaid expenses and other                                                                             1,608,169          1,164,617
 Advances and interest receivable from affiliate                                                           36,766             27,807
 Deferred taxes                                                                                         1,032,000            785,000
                                                                                                    -------------      -------------

        Total current assets                                                                           41,055,191         42,482,660

PROPERTY, PLANT AND EQUIPMENT, NET                                                                     26,308,809         25,353,517

INTANGIBLES, NET                                                                                       39,277,112         39,719,089

OTHER ASSETS                                                                                            1,254,233          1,164,005
                                                                                                    -------------      -------------

TOTAL ASSETS                                                                                        $ 107,895,345      $ 108,719,271
                                                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Payables - trade                                                                                   $   6,597,061      $   6,026,511
 Accrued compensation and benefits                                                                      3,005,658          3,127,438
 Accrued expenses                                                                                       1,901,892          1,734,491
 Accrued interest                                                                                         419,565            363,827
 Current portion of related party debt                                                                  5,975,000          8,950,000
 Current portion of long-term debt                                                                      2,770,934          1,715,951
                                                                                                    -------------      -------------

        Total current liabilities                                                                      20,670,110         21,918,218

RELATED PARTY DEBT, LESS CURRENT PORTION                                                                                   4,150,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                   45,068,116         37,982,933

POSTRETIREMENT BENEFITS                                                                                 1,593,950          1,412,298

DEFERRED TAXES                                                                                          3,543,000          3,686,000

COMMTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Convertible preferred stock Class A, 5% cumulative, $.0l par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding (aggregate liquidation value at
   October 27, 1996 and October 29, 1995 - $15,000,000)                                                13,667,814         13,392,850
 Common stock, $.0l par value; 15,000,000 shares authorized; 5,865,000 shares issued
   and outstanding                                                                                         58,650             58,650
 Additional paid-in capital                                                                            21,611,701         21,611,701
 Retained earnings                                                                                      2,131,288          4,506,621
                                                                                                    -------------      -------------

        Total                                                                                          37,469,453         39,569,822
 Less treasury stock, at cost (56,324 shares at October 27, 1996)                                        (449,284)
                                                                                                    -------------      -------------

        Total stockholders' equity                                                                     37,020,169         39,569,822
                                                                                                    -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 107,895,345      $ 108,719,271
                                                                                                    =============      =============

See notes to consolidated finaincial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                   Year Ended
                                                                           --------------------------------------------------------
                                                                             October 27,          October 29,         October 30,
                                                                                 1996                1995                 1994
                                                                           -------------         -------------        -------------
Net sales                                                                  $ 128,215,995         $ 108,000,652        $  73,799,423

Costs of products sold                                                        98,282,019            77,628,763           52,749,667
                                                                           -------------         -------------        -------------

Gross profit                                                                  29,933,976            30,371,889           21,049,756

Expenses:
 Selling, general and administrative                                          19,488,114            13,919,978            9,487,211
 Corporate                                                                     4,444,313             3,682,413            2,417,317
                                                                           -------------         -------------        -------------

Income from operations                                                         6,001,549            12,769,498            9,145,228

Interest expense                                                               4,080,762             2,876,317            1,855,449

Interest income                                                                                         11,561              663,501

Other income                                                                     202,184               378,679               34,249
                                                                           -------------         -------------        -------------

Income before income tax provision (benefit)                                   2,122,971            10,283,421            7,987,529

Income tax provision (benefit)                                                 1,275,000             3,900,000             (801,000)
                                                                           -------------         -------------        -------------

Net income                                                                       847,971             6,383,421        $   8,788,529
                                                                                                                      =============
Dividends and accretion on preferred stock                                    (1,024,964)
                                                                           -------------         -------------

Net (loss) income available for common stockholders                        $    (176,993)        $   6,383,421
                                                                           =============         =============

Net (loss) income per commom share                                         $       (0.03)        $        1.09
                                                                           =============         =============


Weighted average number of common shares outstanding                           5,839,000             5,865,000
                                                                           =============          =============

                            PRO FORMA

Pro forma income before pro forma tax provision                                                                       $   7,987,529

Pro forma tax provision                                                                                                   2,836,000
                                                                                                                      -------------

Pro forma net income                                                                                                  $   5,151,529
                                                                                                                      =============

Pro forma net income per share                                                                                        $        1.06
                                                                                                                      =============

Pro forma common shares outstanding                                                                                       4,847,000
                                                                                                                      =============


See notes to consolidated finaincial statements.

OWOSSO CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
--------------------------------------------------------------------------------

                                                                          Additional
                                            Preferred        Common        Paid-in         Retained          Treasury
                                              Stock          Stock          Capital        Earnings           Stock         Total
                                            ---------       --------      ----------       --------          --------      -------
BALANCE, OCTOBER 31, 1993                                $    516,929    $  1,706,652    $ 11,604,400   $    (76,325)  $ 13,751,656

Net income                                                                                  8,788,529                     8,788,529
Capital contributions                                                         977,632                                       977,632
Distributions of current earnings                                                          (5,226,081)                   (5,226,081)
Capital distribution                                                                      (10,000,000)                  (10,000,000)
Exchange of common stock                                     (476,929)       (792,499)      1,193,103         76,325
Purchase of Parker                                                                         (4,500,000)                   (4,500,000)
Payment for warrant                                                                        (1,000,000)                   (1,000,000)
Redemption of Dura-Bond stock                                                                (859,951)                     (859,951)
Initial public offering of common
 stock                                                         18,650      19,719,916                                    19,738,566
                                                          -----------    ------------   ------------    ------------    ------------

BALANCE, OCTOBER 30, 1994                                      58,650      21,611,701                                    21,670,351

Net income                                                                                  6,383,421                     6,383,421
Dividends paid                                                                             (1,876,800)                   (1,876,800)
Issuance of convertible preferred
 stock                                   $ 13,392,850                                                                    13,392,850
                                         ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, OCTOBER 29, 1995                  13,392,850          58,650      21,611,701      4,506,621                     39,569,822

Net income                                                                                   847,971                        847,971
Dividends paid                                                                            (2,856,331)                    (2,856,331)
Accretion on convertible preferred
 stock                                        274,964                                       (274,964)
Treasury stock purchase                                                                                   (1,047,543)    (1,047,543)
Issuance of treasury shares                                                                  (92,009)        598,259        506,250
                                         ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, OCTOBER 27, 1996                $ 13,667,814    $     58,650    $ 21,611,701   $  2,131,288    $   (449,284)   $ 37,020,169
                                         ============    ============    ============   ============    ============    ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                         Year Ended
                                                                                       ---------------------------------------------
                                                                                       October 27,       October 29,     October 30,
                                                                                           1996             1995             1994
                                                                                       ------------      -----------     -----------
OPERATING ACTIVITIES:
Net income                                                                             $    847,971    $  6,383,421       8,788,529
Adjustments to reconcile net income to net cash provided by operating activities:
 Deferred taxes                                                                            (572,420)       (242,193)       (801,000)
 Corporate expenses paid by Brynavon Group                                                                                  977,632
 Loss (gain) on sale of assets                                                              233,803          (3,633)        (87,387)
 Depreciation                                                                             3,824,744       2,889,753       2,553,000
 Amortization                                                                             2,473,543       1,323,584         232,928
 Amortization of defeffed gain on sale and leaseback                                                        (77,183)        (77,183)
 Changes in assets and liabilities which provided (used) cash:
   Accounts receivable                                                                     (140,108)       (290,237)     (2,514,516)
   Inventories                                                                            1,752,803        (567,265)       (642,014)
   Prepaid expenses and other                                                              (402,306)       (152,301)       (231,500)
   Prepaid pension                                                                           15,727          32,174          25,000
   Accounts payable                                                                         556,371      (1,745,924)      2,134,967
   Accrued expenses                                                                         169,238         123,117         446,086
                                                                                       ------------    ------------    ------------

     Net cash provided by operating activities                                            8,759,366       7,673,313      10,804,542
                                                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                                          (1,675,200)     (1,401,241)    (12,726,982)
Proceeds from sale and leaseback of assets                                                                                  113,003
Purchases of property, plant and equipment                                               (4,346,267)     (4,437,238)     (2,000,024)
Purchase of Parker                                                                                                       (4,500,000)
(Increase) decrease in other assets                                                        (759,538)       (348,582)         57,907
                                                                                       ------------    ------------    ------------

     Net cash used in investing activities                                               (6,781,005)     (6,187,061)    (19,056,096)
                                                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
Payments to acquire treasury stock                                                         (245,000)
Payments on amounts due to/from affiliates                                                                 (889,172)    (11,598,730)
Borrowings from line of credit                                                            8,900,000       7,100,000      14,000,000
Proceeds from long-term debt                                                                150,000                          18,278
Payments on long-term debt                                                               (1,712,377)     (4,975,748)     (4,402,026)
Payments on related party debt                                                           (7,125,000)       (450,000)       (200,000)
Dividends paid                                                                           (2,856,331)     (1,876,800)     (5,226,081)
Payment for warrant                                                                                                      (1,000,000)
Redemption of Dura-Bond stock                                                                                            (2,148,927)
Initial public offering of common stock                                                                                  19,738,566
                                                                                       ------------    ------------    ------------

      Net cash (used in) provided by financing activities                                (2,888,708)     (1,091,720)      9,181,080

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (910,347)        394,532         929,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,750,236       1,355,704         426,178
                                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    839,889    $  1,750,236    $  1,355,704
                                                                                       ============    ============    ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 27, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

   The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include Motor Products-Owosso Corporation (Motor Products), Motor Products - Ohio
   Corporation: (MP - Ohio), Sooner Trailer Manufacturing Co. (Sooner), Cramer Company (Cramer), DewEze Manufacturing, Inc., including Parker Industries, Inc. (DewEze), Snowmax, Incorporated (Snowmax), The Landover Company (Dura-Bond), Great Bend Manufacturing, Inc. (Great Bend) and Stature Electric, Inc. (Stature Electric) and Owosso Motor Group, Inc. (Motor Group). Certain of the Company's subsidiaries were previously affiliated with the Brynavon Group, due to those entities being under common control and common management. The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. In the Engineered Component Products segment, the Company's products are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. These products are primarily motors, cam shaft bearings, heat transfer "fin and tube" coils and air conditioning evaporator units. The products sold in the Specialized Equipment segment are almost exclusively final products sold through dealers to their users. These products are primarily all-aluminum horse trailers and agricultural and turf maintenance equipment. The majority of the Company's customers are located in North America.

   The Reorganization - On October 25, 1994 the Company sold 1,865,000 shares of its common stock at $12 per share in an initial public offering (the "Offering"). The proceeds of the Offering along with proceeds from a new line of credit agreement with a bank were used to repay certain indebtedness, complete the Reorganization (see below) and acquire Sooner.

   Immediately prior to the closing of the Offering, the stockholders of certain subsidiaries of the Company received an aggregate of 4,000,000 shares of common stock of the Company, constituting all of the shares of the Company outstanding prior to the completion of the Offering. At the same time, substantially all of the assets of Parker, a division of Kuker Industries, Inc. which was a wholly owned subsidiary of Brynavon Group, was purchased by DewEze for $4,500,000 plus the assumption of certain liabilities. The consolidated statements of earnings prior to the Reorganization include the results of operations of Parker and the entire amount of the purchase price reduced stockholders' equity. Cash payments between Brynavon Group and Parker have been accounted for as capital contributions or distributions.

   Prior to the Reorganization discussed above, shares of certain stockholders of Dura-Bond were redeemed for approximately $4,300,000. The redemption of such shares were considered a partial purchase of Dura-Bond for accounting purposes. As such, a proportionate share of the assets and liabilities was recorded at their fair values. The Company performed an analysis and concluded that the current recorded values do not materially differ from their fair values. The result of this accounting treatment is that the premium paid of approximately $3,400,000 over the proportionate share of the equity redeemed has been reflected as goodwill and stockholders' equity was reduced by approximately $900,000. Goodwill arising from this transaction is being amortized over 25 years.

   In 1989, Snowmax purchased its operating assets from a subsidiary of Brynavon Group in exchange for consideration which included a promissory note (the "Earn-Out Note") requiring Snowmax to pay amounts to Brynavon Group from 1990 through 1999 depending upon the future earnings of Snowmax. In 1991, Brynavon Group acquired a warrant held by a third party to acquire a 10% interest in Snowmax (the "Warrant"). In connection with the Reorganization, the Earn-Out Note and the Warrant were canceled in consideration for a payment of $2,150,000 to Brynavon Group, which was paid out of the proceeds of the Offering. The Earn-Out Note was recorded in the historical financial statements and the payment for the Warrant resulted in a reduction of stockholders' equity of $1,000,000.

   Motor Products distributed a dividend to certain stockholders in the form of certain indebtedness owed to Motor Products by Brynavon Group of $10,000,000 which resulted in a reduction in stockholders' equity.

   The corporate headquarters of Brynavon Group were assumed by the Company subsequent to the Offering. As such, the cost of operating the Brynavon Group corporate headquarters, except for an allocation to the remaining subsidiaries and affiliates of Brynavon Group of approximately $150,000 per year, has been included in the statement of operations for the fiscal year ended October 30, 1994. Brynavon Group paid certain expenses on behalf of the Company of approximately $978,000 for the fiscal year ended October 30, 1994. This amount has been included as corporate expenses and capital contributions in the accompanying consolidated financial statements.

   Pro Forma Presentation (Unaudited):

   The pro forma data for 1994 reflects the following:

   o Pro forma tax provision represents the pro forma tax provision as if the Company was subject to federal income tax.
   o Pro forma net income represents the pro forma net income of the Company, after consideration of the pro forma tax provision.
   o Pro forma net income per share was based on 4,000,000 shares outstanding upon the completion of the Reorganization, an additional 833,000 shares to give effect to the number of shares required to fund the $10,000,000 distribution to the Motor Products stockholders and the effect of shares issued in the Offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

   Fiscal Year - The Company's year-end is the last Sunday in October. Fiscal years 1996, 1995 and 1994 constituted 52-week years.

   Cash and Cash Equivalents - consist of cash and highly-liquid investments with an original maturity of three months or less.

   Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 27, 1996 and October 29, 1995, cost for 17% and 14%, respectively, of the inventories are determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

   Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $900,000 and $955,000 higher than reported at October 27, 1996 and October 29, 1995, respectively. Additionally, net income would have (decreased) increased by approximately $(55,000), $(42,000) and $247,000 for the years ended October 27, 1996, October 29, 1995 and October 30, 1994, respectively. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

   Property, Plant and Equipment - Items of property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

     Land improvements                            10 - 20 years
     Buildings                                    30 years
     Machinery and equipment                      3 - 10 years

   Income Taxes - The Company elected to be taxed as an S corporation for federal tax purposes prior to the Reorganization. As such, taxable income was included on the income tax returns of the stockholders under those elections (see pro forma presentation in Notes 1 and 12).

   Subsequent to the Reorganization, taxes on income are provided based upon Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   Fair Value of Financial Instruments - The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable - The carrying amount of these items are a reasonable estimate of their fair value.

        Short-term Debt and Long-term Debt - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

        Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $15,000,000 and were in a liability position of $360,000 at October 27, 1996.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

   Intangibles - Items are amortized on a straight-line basis over their estimated useful lives as follows:

       Noncompetition agreements      3-6 years
       Customer lists                 20 years
       Goodwill                       20-25 years
       Other                          5-20 years

   The Company evaluates the carrying value of long-term assets, including goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company must adopt SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in fiscal 1997. Adoption of SFAS No. 121 is not expected to have a significant effect on the consolidated financial position or results of operations of the Company.

   Revenue Recognition - Revenue is recognized at the time the product is shipped. An allowance for doubtful accounts of approximately $509,000 and $155,000 has been recorded as of October 27, 1996 and October 29, 1995, respectively.

   Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

   Under SFAS No. 123, the Company is permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but will be required to disclose in a note to the consolidated financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

   The Company has determined that it will continue to account for such transactions under APB No. 25 and will provide the disclosures required by SFAS No. 123 during the year ending October 26, 1997.

   Reclassifications - Certain reclassifications were made to the 1995 and 1994 consolidated financial statements to conform to 1996 classifications.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments in 1996, 1995 and 1994 included payments for interest of $4,025,024, $2,596,438 and $1,773,307, respectively. Cash payments in 1996 and 1995 included payments for taxes of $1,880,000 and $4,708,000.

   In 1996, in connection with the repurchase of common stock from the former chief operating officer, the Company issued a promissory note totaling $802,543.

   In 1996, in connection with the purchase of Motor Group, the Company reissued 75,000 shares of treasury stock.

   In 1995, in connection with the acquisition of Great Bend, subordinated notes totaling $1,700,000 were issued to certain selling stockholders and a noncompetition agreement totaling $600,000 was entered into with the president.

   In 1995, in connection with the acquisition of Stature Electric 1,071,428 shares of Class A convertible preferred stock with a fair market value of $13,392,850 and $12,500,000 of promissory notes were issued to the selling stockholders.

   In 1994, in connection with the Reorganization, shares of Dura- Bond were redeemed for approximately $4,300,000 of which approximately $2,100,000 was in the form of a note payable. In addition, Motor Products distributed a dividend to certain stockholders in the form of certain indebtedness to Motor Products by Brynavon Group of $10,000,000.

   In 1994, in connection with the acquisition of Sooner, subordinated notes totaling $5,000,000 were issued to certain selling stockholders.

4. BUSINESS ACQUISITIONS

   All acquisitions have been accounted for as purchases and, accordingly, the aggregate prices were allocated to assets and liabilities acquired based on their fair values at the date of acquisition. The results of operations have been included in the consolidated results of the Company from the effective dates of each acquisition.

   Acquisition of Sooner - Effective October 30, 1994, the Company acquired all of the issued and outstanding capital stock of Sooner, a manufacturer of all-aluminum horse trailers. The purchase price was $17,000,000, including $12,000,000 paid in cash and $5,000,000 payable under a seven-year promissory note bearing interest at 7.67%. One of the former principal stockholders and management employees of Sooner received $1,000,000 in consideration for his covenant not to compete with the Company.

   Acquisition of Great Bend - Effective May 1, 1995, the Company acquired all of the issued and outstanding capital stock of Great Bend which manufactures and markets front-end loaders. The purchase price was $4,300,000, including $2,600,000 paid in cash and $1,700,000 of subordinated promissory notes, with a term of 10 years bearing interest at 8% annually. The president of Great Bend entered into a six-year employment agreement with Great Bend and received $600,000 in consideration for his covenant not to compete with the Company.

   Acquisition of Stature Electric- Effective October 29, 1995, the Company acquired all of the issued and outstanding capital stock of Stature Electric, a manufacturer of permanent magnet gear motors. As such, the consolidated balance sheet includes the assets and liabilities of Stature Electric. The purchase price was $25,900,000, including $12,500,000 of promissory notes, with a term not exceeding 10 years bearing interest at 8% annually, and the issuance of 1,071,428 shares of Class A convertible preferred stock of the Company, with a fair value of $12.50 per share.

   The following unaudited pro forma financial information shows the results of the Company's operations for the period presented as though the purchase of Great Bend and Stature Electric had been made at the beginning of the period.


                                                                    October 29,
                                                                        1995

Net sales                                                           $133,058,000
Income from operations                                                15,699,000
Net income                                                             7,086,000
Dividends and accretion on preferred stock                             1,025,000
Net income available for common stockholders                           6,061,000

Net income per common share                                         $       1.03

Number of shares                                                       5,865,000

5. INVENTORIES

   Inventories are summarized as follows:

                                                   October 27,       October 29,
                                                       1996             1995

Raw materials and purchased parts                  $ 8,468,218       $10,187,479
Work in process                                      4,316,588         4,957,924
Finished goods                                       6,338,316         5,419,571
                                                   -----------       -----------

Total                                              $19,123,122       $20,564,974
                                                   ===========       ===========

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is summarized by major classification as follows:

                                                    October 27,      October 29,
                                                       1996             1995


Land and improvements                             $  1,165,459     $  1,200,243
Buildings                                           15,131,406       14,786,844
Machinery and equipment                             32,457,930       28,195,307
Construction in progress                               638,574          748,258
                                                  ------------     ------------

Total                                               49,393,369       44,930,652
Accumulated depreciation and amortization          (23,084,560)     (19,577,135)
                                                  ------------     ------------

Property, plant and equipment, net                $ 26,308,809     $ 25,353,517
                                                  ============     ============

   Depreciation expense was approximately $3,825,000, $2,890,000 and $2,553,000 for the years ended October 27, 1996, October 29, 1995 and October 30, 1994, respectively.

7. INTANGIBLES

   Intangibles are summarized as follows:

                                                 October 27,        October 29,
                                                    1996                1995

Noncompetition agreements                       $ 2,220,000         $ 2,220,000
Goodwill                                         32,876,500          30,878,865
Customer lists                                    8,000,000           8,000,000
Other                                               897,734             863,793
                                                -----------         -----------

Total                                            43,994,234          41,962,658
Accumulated amortization                         (4,717,122)         (2,243,569)
                                                -----------         -----------

Intangibles, net                                $39,277,112         $39,719,089
                                                ===========         ===========

   Amortization expense was approximately $2,474,000, $1,324,000 and $234,000 for the years ended October 27, 1996, October 29, 1995 and October 30, 1994, respectively.

8. LONG-TERM DEBT AND RELATED PARTY DEBT

   Long-term debt and related party debt consists of the following:

                                                                                                          October 27,    October 29,
                                                                                                              1996          1995
THIRD-PARTY DEBT:
  Banks:
    Unsecured revolving credit agreement                                                                   $30,000,000   $21,100,000
    Promissory note payable in monthly installments of $4,100 to $7,400 due April 1997
      with interest at 9% due monthly, collateralized by certain real property                                 633,938       735,085
    Promissory note in monthly installments of $8,864 due February 2009, with a variable interest rate
      (7.7% at October 27, 1996) due monthly, collateralized by certain real property                          873,705       911,360

  Industrial revenue bonds:
    Series 1993, interest at 4.50% to 6.75%, payable in annual installments increasing from
      $120,000 to $190,000; commencing in September 1994 and final payment due September 2003
      collateralized by building and equipment                                                               1,125,000     1,255,000
    Series 1988-A; issued August 25, 1988, payable in annual installments of $500,000 commencing in January 1997 and final payment due January 1, 2006, collateralized by building
       and  equipment                                                                                        5,000,000     5,000,000
    Series 1985, interest at 88% of prime, payable semiannually in amounts increasing from $10,000 to
      $25,000; final payment due December 1997                                                                  74,780       118,364
    Series 1984, interest at 75% of prime payable in monthly installments; final payment
      due December 1999,  collateralized by building and equipment                                             128,862       166,320
    Series 1984 A & B, payable in annual installments ranging from $100,000 to $155,000, plus interest payable semi-annually at rates from 4.25% to 6.75%; final payment due March 2004,
      collateralized by building and equipment                                                               1,045,000     1,150,000
    Series 1989, interest at 7.5% , payable semiannually, with principal amount due
     in August 1999, collateralized by certain real property                                                 1,800,000     1,800,000

  Former and current stockholders:
    Noncompetition agreement, payable in quarterly installments of
      $25,000 through December 1996, noninterest bearing                                                        37,500       125,000
    Noncompetition agreement, payable in quarterly installments of
      $25,000 through May 2001, noninterest bearing                                                            450,000       550,000
    Subordinated promissory notes, principal and interest of $20,054 and $13,281 payable in quarterly installments, interest at 9%
      with final payment due April 1999                                                                        221,887       332,830
    Subordinated promissory notes, payable in monthly installments of $77,107,
      interest at 7.67% with final payment due October 2001                                                  3,882,859     4,487,099
    Subordinated promissory notes, payable in quarterly installments of $42,585 plus interest at
      8% with final payment due April 2005                                                                   1,447,903     1,618,245
    Subordinated promissory note, payable in August 1998, interest payable in quarterly
      installments at 8%                                                                                       802,543

  Other:
    Capital lease obligations                                                                                  134,516       281,042
    Other long-term debt                                                                                       180,557        68,539
                                                                                                           -----------   -----------

           Total third-party debt                                                                           47,839,050    39,698,884
                                                                                                           -----------   -----------

RELATED PARTY DEBT:
  Promissory notes, payable to preferred stockholders in installments ranging from $3,125,000 in January
    1996 and $1,875,000 quarterly through October 1996, interest at 8%, with final payment of $3,750,000
    thereafter due on demand, due no later than October 2005                                                 5,625,000    12,500,000
  Subordinated promissory notes payable to a director, interest only at 10%, due December 1996                 350,000       350,000
  Subordinated notes payable to a director, annual payments of $137,500 to $200,000 due October 1992
    through October 1996 with interest at 15% due quarterly                                                                  250,000
                                                                                                           -----------   -----------
           Total related party debt                                                                          5,975,000    13,100,000
                                                                                                           -----------   -----------

  Total long-term debt                                                                                      53,814,050    52,798,884
  Less current portion                                                                                       8,745,934    10,665,951
                                                                                                           -----------   -----------

  Total                                                                                                    $45,068,116   $42,132,933
                                                                                                           ===========   ===========

   The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000 of which $30,000,000 was outstanding at October 27, 1996. On December 5, 1996, the Company amended the agreement in order to meet certain financial covenants with which the Company would not have been in compliance as of October 27, 1996. Interest is payable monthly, at the Company's option, at either the bank's prime rate (8.25% at October 27, 1996) or a variable spread (1.75% at October 27, 1996) over the London Interbank Offered Rate. The effective rate at October 27, 1996 was 7.4%. The agreement includes financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

   Derivative Interest Rate Contracts - The Company entered into two interest rate swap agreements, each with a $7.5 million notional amount. Beginning in fiscal year 1997, the Company will receive floating interest rate payments at the three month London Interbank Offered Rate in exchange for quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. The Company enters into these interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The agreements are accounted for using settlement accounting.

   The aggregate amount of required payments on long-term debt, excluding capital lease obligations, is as follows:


Year ending October:
1997                                                                 $ 8,650,159
1998                                                                   2,796,174
1999                                                                   3,750,469
2000                                                                  31,976,689
2001                                                                   1,816,038
Thereafter                                                             4,690,005
                                                                     -----------

Total                                                                $53,679,534
                                                                     ===========

   Future capital lease obligations are as follows:

1997                                                                    $106,657
1998                                                                      41,676
                                                                        --------

Total                                                                    148,333
Amount representing interest                                              13,817
                                                                        --------

Present value of payments                                                134,516
Less current portion                                                      95,775
                                                                        --------

Long-term capital lease obligations                                     $ 38,741
                                                                        ========

   Equipment with a net book value of $253,255 and $276,240 at October 27, 1996 and October 29, 1995 (net of accumulated amortization of $539,646 and $452,644 at October 27, 1996 and October 29, 1995), has been leased under capital leases.

9. TRANSACTIONS WITH RELATED PARTIES

   Advances and interest receivable from affiliate represent amounts owed to the Company for the cash balances advanced to Brynavon Group. Prior to the Reorganization (see Note 1) interest income was received on these balances at the prime rate and was approximately $614,000 for the year ended October 30, 1994.

    During 1995, the Company and Brynavon Group settled all remaining amounts outstanding, including a subordinated note payable to Brynavon Group, which resulted in a gain of $200,000, which has been included as other income in the 1995 consolidated statement of operations.

    Interest expense related to amounts owed to Brynavon Group were approximately $83,000 and $809,000 for the years ended October 29, 1995 and October 30, 1994.

10. PENSION AND POSTRETIREMENT PLANS

    Pension Plans - In July 1995, the Company established a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly employees who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. The expense for the years ended October 27, 1996 and October 29, 1995 under this plan was approximately $686,000 and $206,000, respectively. All existing 401(k) and defined contribution plans were merged into the newly created 401(k) plan. These other plans are described below.

    Great Bend sponsors a 401(k) savings plan covering substantially all of its employees. Employees can contribute up to 15% of their salary and their contributions are matched at a rate of 25% on the first 4% of the employees' contribution. Expense for the years ended October 27, 1996 and October 29, 1995 under this plan was approximately $16,000 and $7,000, respectively.

    Motor Products, Snowmax, Cramer and other affiliated entities of Brynavon Group had participated in a defined contribution plan covering substantially all of their employees, except for Motor Products hourly employees who are covered under a defined benefit pension plan described below. This plan provided for contributions which, when added to forfeitures which have become available for allocation, totaled 4.5% of eligible employees' compensation. The sponsors' fund costs accrued currently. The expense for the years ended October 29, 1995 and October 30, 1994 under this plan was approximately $228,000 and $280,000, respectively.

    DewEze sponsored a 401(k) savings plan covering substantially all of its employees. Employees could contribute up to 10% of their salary, of which up to 3% was matched by DewEze. Expense for the years ended October 29, 1995 and October 30, 1994 under this plan was approximately $30,000 for each year-end.

    Dura-Bond sponsored a defined contribution pension plan covering substantially all of its employees. Contributions were determined as 4% of each covered employee's compensation, net of employee forfeitures. Dura-Bond also sponsored, beginning in fiscal 1992, a 401(k) savings plan covering substantially all of its employees. Employees could contribute up to 15% of their salary, of which 1/2% was matched by Dura-Bond. Expense for the Dura-Bond plans for the years ended October 29, 1995 and October 30, 1994 was approximately $38,000 and $120,000, respectively.

    Motor Products has a defined benefit pension plan covering substantially all of its hourly employees. The benefits are based on years of service, the employee's compensation during the last three years of employment and accumulated employee contributions. Net pension expense included in the consolidated statements of operations for the years ended October 27, 1996, October 29, 1995, and October 30, 1994 was determined as follows:


                                                 October 27,       October 29,       October 30,
                                                    1996              1995              1994

Service cost                                    $  68,600         $  52,500         $  63,200
Interest cost on projected benefit obligation     186,543           187,088           175,112
Expected return on assets                        (220,463)         (197,459)         (207,225)
Amortization of unrecognized net credit           (41,235)          (41,235)          (41,235)
Amortization of prior service cost                 12,641            12,641            12,641
Amortization of unrecognized loss                   9,641            18,639            23,212
                                                ---------         ---------         ---------

Net pension expense                             $  15,727         $  32,174         $  25,705
                                                =========         =========         =========

   The following is a reconciliation of the plan's funded status:

                                                                     October 27,   October 29,
                                                                        1996           1995

Projected benefit obligation                                         $ 2,656,200    $ 2,752,500
Plan assets at market value - consisting primarily of mutual funds     3,036,722      2,755,787
                                                                     -----------    -----------

Funded status                                                            380,522          3,287
Unrecognized initial net credit                                         (371,110)      (412,345)
Unrecognized prior service cost                                          161,721        174,362
Unrecognized net loss                                                    226,349        647,905
                                                                     -----------    -----------

Prepaid pension                                                      $   397,482    $   413,209
                                                                     ===========    ===========

   Additional disclosures and assumptions:


                                                   October 27,       October 29,
                                                      1996              1995

Accumulated benefit obligation                 $   2,174,200      $   2,186,900
Vested benefit obligation                          2,127,500          2,169,700
Discount rate                                           7.50%              7.25%
Expected long-term rate of return                        8.0                8.0
Salary increases                                         5.0                5.0


   Stature Electric had a defined benefit pension plan covering substantially all of its employees. Upon the acquisition, the Company initiated a plan to freeze the benefits, terminate the plan and provide new retirement benefits under the Company's 401(k) plan.

   Postretirement Plan - Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees who retire from Motor Products. No contributions from retirees are required and the Plan is funded on a pay-as-you-go basis.

   Motor Products has adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires recognition during employees' active service periods of the expected cost of providing such postretirement benefits. Motor Products paid $64,500, $44,400 and $33,900 in such benefits during the years ended October 27, 1996, October 29, 1995 and October 30, 1994, respectively.

   The following table sets forth the funded status of the plan reconciled with the amount shown in the consolidated balance sheet as of October 27, 1996 and at October 29, 1995:


                                                                     October 27,       October 29,
                                                                         1996              1995

Accumulated postretirement benefit obligation:
  Retirees                                                           $   454,800    $   407,300
  Fully eligible active plan participants                                171,900        225,300
  Other active plan participants                                       1,067,900      1,054,200
                                                                     -----------    -----------
           Total                                                       1,694,600      1,686,800
Plan assets at fair value                                                      0              0
                                                                     -----------    -----------

           Accumulated postretirement benefit obligation in excess
              of plan assets                                           1,694,600      1,686,800
Unrecognized net gain from past experience different from that
  assumed and from changes in assumptions                                185,290         27,318

Prior service cost not yet recognized in net periodic
  postretirement benefit cost                                           (285,940)      (301,820)
                                                                     -----------    -----------

Accrued postretirement benefit cost                                  $ 1,593,950    $ 1,412,298
                                                                     ===========    ===========


   Net periodic postretirement benefit cost included the following components for the years ended October 27, 1996 and October 29, 1995:

                                             October 27,         October 29,
                                                1996               1995

Service cost                                $ 115,600           $  97,100
Interest cost                                 113,700             109,100
Amortization of prior service cost             15,880              15,880
Amortization of unrecognized loss                                  (2,500)
                                            ---------           ---------
Total                                       $ 245,180           $ 219,580
                                            =========           =========

   For measurement purposes, a 9.4% and 10.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for the years ended October 27, 1996 and October 29, 1995, respectively; the rate was assumed to decrease gradually to 4.9% for 2015 and 5.2% for 2012, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 27, 1996 by $361,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $60,300.

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.25%, as of October 27, 1996 and October 29, 1995, respectively.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, a production facility and certain equipment under operating leases. Operating lease expense was approximately $1,061,000, $702,000 and $574,000 for the years ended October 27, 1996,
    October 29, 1995 and October 30, 1994, respectively, net of sublease rentals and reimbursements of utilities of $99,000, $269,000 and $260,000, respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $186,000 in 1996, which adjusts annually through October 1999 to $305,000. Cramer leases its facilities under an operating lease which is scheduled to expire in 1999, with an additional 10 year renewal option beyond 1999. The lease requires Cramer to pay the property taxes, insurance, utilities and maintenance expenses. Future minimum rental payments under non-cancellable operating leases are as follows:


                  Year ending October:
                  1997                     $  909,163
                  1998                        963,297
                  1999                        773,694
                  2000                        353,741
                  2001                        305,160
                  Thereafter                1,500,370
                                            ---------
                                           $4,805,425
                                           ==========

    At October 27, 1996, outstanding letters of credit totaled approximately $8,111,000. These letters of credit primarily guarantee certain notes and performance of contracts associated with acquisitions made by the Company.

    The Company is subject to federal, state and local environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations.

    In December 1990, Dura-Bond was issued a non-binding request for certain investigative and remediation measures by the California Regional Water Quality Control Board relating to a facility it formerly operated. Since the issuance of the request, the State has taken no further action against Dura-Bond. In the event the State were to seek further remediation, Dura-Bond may face claims from the State or claims for contribution to its former lessor. Dura-Bond believes that it has substantial defenses to any such claim.

    The lessor of Cramer's facility is engaged in negotiations with the State of Connecticut regarding additional investigative or remedial measures at this facility. Cramer may be required to bear a portion of the costs of any such investigative or remedial measures, the amount of which cannot currently be reasonably estimated. Cramer is also engaged in the closure of waste handling facilities at this location in accordance with State regulations. Closure is expected to be completed in 1997 at a cost which is not expected to be significant.

    Cramer has been named as a potentially responsible party with respect to a hazardous substance disposal site being cleaned up by the U.S. Environmental Protection Agency under its "Superfund" program, which they expect to settle through the payment of minor amounts.

    A portion of Sooner's manufacturing facility was used in the past to store containers of waste oil and solvents, and an above-ground diesel fuel storage tank is currently located at the facility. The Company intends to establish a well at the facility for the purpose of monitoring the ground water for any contamination, and the Company estimates such monitoring will cost approximately $12,500 per year.

    Current historic manufacturing and other operations at the Company's various facilities may result and may have resulted in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

    Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for its dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

    In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its consolidated financial position or results of operations.

12. TAXES ON INCOME

    Effective with the Reorganization, taxes on income are provided based upon SFAS No. 109. As such, the Company established deferred taxes at the date of the Reorganization in the amount of $801,000 which was reflected in the consolidated statement of operations for the year ended October 30, 1994.

    The income tax provision consists of the following:

                                                October 27,         October 29,
                                                   1996                1995

Current:
  Federal                                       $ 1,810,000         $ 3,899,000
  State                                              40,000             178,000
Deferred - federal                                 (575,000)           (177,000)
                                                -----------         -----------

Total income tax provision                      $ 1,275,000         $ 3,900,000
                                                ===========         ===========

   The reconciliation to the statutory federal income tax rate is as follows:


                                                        October 27,  October 29,
                                                           1996          1995

Federal income tax provision at statutory rate              35.0%       35.0%
State income taxes, net of federal income tax benefit        1.2         1.1
Amortization of excess cost of net assets acquired          23.5         2.4
Other                                                        0.4        (0.6)
                                                            ----         ---

Provision for income taxes                                  60.1%       37.9%
                                                            ====         ===

   The components of the Company's net deferred tax assets and liabilities, including the deferred tax liability recorded upon the acquisition of Stature Electric are as follows:

                                                    October 27,      October 29,
                                                       1996             1995
Deferred tax asset:
  Intangibles                                      $   615,000      $   615,000
  Accruals and reserves                              1,540,000        1,369,000
  Tax credits and loss carryforwards                   683,000          315,000
  Other                                                484,000          121,000
                                                   -----------      -----------

                                                     3,322,000        2,420,000

  Valuation allowance                               (1,397,000)        (961,000)
                                                   -----------      -----------

           Total                                   $ 1,925,000      $ 1,459,000
                                                   ===========      ===========

Deferred tax liabilities:
  Intangibles                                      $ 2,888,000      $ 3,040,000
  Pension                                              135,000          140,000
  Property, plant and equipment                      1,413,000        1,180,000
                                                   -----------      -----------

           Total                                   $ 4,436,000      $ 4,360,000
                                                   ===========      ===========

Net deferred tax liability                         $(2,511,000)     $(2,901,000)
                                                   ===========      ===========

    These amounts are included in the accompanying consolidated financial statements as follows:


                                                 October 27,        October 29,
                                                   1996                1995

Current assets                                  $ 1,032,000         $   785,000
Long-term liabilities                            (3,543,000)         (3,686,000)
                                                -----------         -----------

Net deferred tax liability                      $(2,511,000)        $(2,901,000)
                                                ===========         ===========

    The Company's valuation allowance relates primarily to intangibles and state deferred tax assets on which management believes realization may be unlikely.

    Prior to the Reorganization, the Company had elected to be taxed as an S corporation for federal income tax purposes. As such, current taxable income had been included on the income tax returns of the stockholders under these elections. The completion of the Reorganization, (see Note 1) resulted in a termination of the S corporation election. The pro forma provision for federal income tax presented below reflects the provision for income taxes the Company would have reported had the Company been taxed on its income.

    The pro forma tax provision for 1994 consists of the following:


                                                                    October 30,
                                                                       1994

                         Current                                   $ 3,206,000
                         Deferred                                     (370,000)
                                                                   -----------

                         Total                                     $ 2,836,000
                                                                   ===========


    The pro forma effective income tax rate differs from the federal statutory tax rate due to adjustments for amortization of goodwill, officers' life insurance premiums, state income taxes and meals and entertainment.

13. CONVERTIBLE PREFERRED STOCK

    As part of the Stature Electric acquisition, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares as Class A convertible preferred stock, with a stated value of $14 per share. The stock was recorded at its fair market value of $12.50 per share. The convertible preferred stock is entitled to quarterly cash dividends as a percentage of the stated value of $15,000,000 as follows:

    November 1996 to October 2000           5% per annum
    November 2000 to October 2001           6% per annum
    November 2001 to October 2002           7% per annum
    November 2002 to October 2003           8% per annum
    November 2003 to October 2004           9% per annum
    November 2004 and thereafter            10% per annum

    The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. At October 27, 1996, there are no accrued preferred dividends. The Class A convertible preferred stock has a liquidation preference of $14 per share at October 27, 1996. At any time prior to October 26, 2000, the holders of the preferred stock have a right to convert all, or any portion of the preferred stock into shares of common stock on a one to one ratio, (subject to adjustment under certain conditions). At any time after October 29, 2000, the Company may, at its option, redeem all, or any portion of the then outstanding preferred stock. The redemption price and the liquidation preference of the preferred stock is initially equal to the stated value of $14 per share and increases after November 2000 by 5% each year for ten years to a maximum of 150% of stated value. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company so long as at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock.

14. STOCK OPTION PLAN

    The Company's 1994 Stock Option Plan (the "Stock Option Plan") provides for the grant of options to purchase an aggregate of up to 500,000 shares of common stock of the Company. The Stock Option Plan is designed to serve as an incentive for retaining qualified and competent employees and directors. Eligible participants under the Stock Option Plan are all employees and directors of the Company. The Stock Option Plan is administered by the Company's Compensation Committee of the Board of Directors.

    The Stock Option Plan contains a provision for the automatic acceleration of the exercisability of all outstanding options upon the occurrence of a change in control (as defined in the Stock Option Plan) and a provision for the cancellation of options and cash payment to the holders of such canceled options upon the occurrence of certain of the events constituting a change in control. The Compensation Committee may generally amend, alter or discontinue the Stock Option Plan at any time, but no amendment, alteration or discontinuation will be made which would impair the rights of an optionee with respect to an outstanding stock option without the consent of the optionee.

    The following schedule summarizes stock option activity and status:

                                                          October 27,     October 29,      October 30,
                                                             1996             1995             1994

Outstanding at beginning of year                            284,340         264,340          264,340
  Granted                                                   175,500          30,000                0
  Cancelled                                                (135,000)        (10,000)               0
                                                           --------         -------        ---------

Outstanding at end of year                                  324,840         284,340          264,340
                                                            =======         =======          =======

Exercise price of options outstanding at the
  end of year                                           $5.875-$12.00    $11.375-$12.00   $    12.00
                                                        =============    ==============   ==========


    At October 27, 1996, a total of 175,160 shares were available for issuance under the Stock Option Plan to be granted in the future. At October 27, 1996, 88,340 options were fully vested and exercisable.

15. BUSINESS SEGMENTS

    Business segment information is as follows:

                                                              Engineered         Specialized         Corporate
                                                              Components          Equipment           Expenses
Net sales:
  1996                                                     $  71,987,398       $  56,228,597
  1995                                                        57,374,938          50,625,714
  1994                                                        58,406,532          15,392,891

Income (loss) from operations:
  1996                                                         6,811,929           3,633,933      $  (4,444,313)
  1995                                                         9,666,192           6,785,719         (3,682,413)
  1994                                                         9,930,971           1,631,574         (2,417,317)

Identifiable assets:
  1996                                                        67,231,968          38,491,159          2,172,218
  1995                                                        67,109,265          40,014,760          1,595,246
  1994                                                        34,351,722          29,951,268          1,815,316

Capital additions:
  1996                                                         2,794,999           1,123,560            427,708
  1995                                                         2,352,722           1,719,327            365,189
  1994                                                         1,366,781             571,935             61,308

Depreciation and amortization expense:
  1996                                                         4,056,704           2,052,157            189,426
  1995                                                         2,334,540           1,768,610            110,187
  1994                                                         2,360,817             425,111


16. QUARTERLY INFORMATION (UNAUDITED)

    The following table details net sales, gross profit, income (loss) before taxes, net income (loss) and net income (loss) per share on a quarterly basis for 1996 and 1995:

                                        Quarter Ended      Quarter Ended       Quarter Ended      Quarter Ended
                                         January 1996        April 1996          July 1996         October 1996

Net sales                               $  27,919,402      $  33,442,895       $  33,294,650      $  33,559,048

Gross profit                                7,030,686          7,967,068           8,526,174          6,410,048

Income (loss) before taxes                    607,107            968,311           1,592,208         (1,044,655)

Net income (loss)                             367,300            539,180             844,180           (902,689)

Net income (loss) available
  for common shareholders                     112,986            283,598             587,305         (1,160,882)

Net income (loss) per
  common share                          $        0.02      $        0.05       $        0.10      $       (0.20)


                                        Quarter Ended      Quarter Ended       Quarter Ended      Quarter Ended
                                         January 1995        April 1995          July 1995         October 1995

Net sales                               $  21,492,937      $  26,819,155       $  29,549,940      $  30,138,620

Gross profit                                6,403,949          7,993,514           7,872,238          8,102,188

Income before taxes                         2,212,819          3,381,216           2,609,923          2,079,463

Net income                                  1,383,014          2,096,476           1,612,933          1,290,998

Net income per share                    $        0.24      $        0.36       $        0.28      $        0.21

    Fourth Quarter Adjustments

    In the fourth quarter of fiscal 1996, the Company recorded $600,000 in selling, general and administrative expenses due to write-offs of doubtful accounts and additions to its reserve for doubtful accounts at its Snowmax subsidiary. At the end of fiscal 1996, the Company also recognized a reduction in inventory value of $1,093,000, consisting of physical inventory adjustments ($267,000), lower inventory valuations due to lower material, labor and overhead costs and a change in the method of valuing Sooner's finished goods ($576,000), and an additional reserve for obsolete inventory ($250,000). These adjustments were made in connection with the Company's year-end physical inventory valuation process and charged to cost of products sold. During the second half of fiscal 1996, the Company undertook an inventory reduction program at its Snowmax subsidiary. This led to an increase in cost of products sold of $240,000 in the third quarter and $493,000 in the fourth quarter. The Company's effective tax rate for the full year was 60.1%, a higher rate than had been expensed during the first three quarters of the year. The effect of increasing income tax expense in the fourth quarter to bring the full year rate to that level was approximately $300,000.

    Seasonality

    Sales of certain of the Company's specialized equipment tend to be seasonal with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally have higher sales during the second fiscal quarter while sales of these products are lowest during the first fiscal quarter.

    Cyclicality

    The Company's Engineered Component Products segment is subject to changes in the overall level of domestic economic activity. The Specialized Equipment segment is subject to changes in certain sectors of the agricultural economy, which may be influenced by climate changes and governmental policy. The segment's horse trailer sales which have not tended to be affected by changes in the agricultural economy, have had a moderating effect on the results of the entire Specialized Equipment segment, but may be subject to the overall domestic business cycle.



                                 ******

                                                       Schedule II

                        Owosso Corporation
          Valuation and Qualifying Accounts and Reserves
            For the three years ended October 27, 1996
--------------------------------------------------------------------------------



                                                          Balance at        Charged to                        Balance at
                                                           Beginning        Costs and        Deductions         End of
                                                           of Period         Expenses           (a)             Period
                                                          ----------      ------------       -----------     ------------

For the year ended October 27, 1996
  Allowances on:
    Accounts receivable                                   $  155,352     $     646,547      $  (292,923)     $  508,976
    Inventory                                                294,382         1,216,017         (945,437)        564,962

For the year ended October 29, 1995
  Allowances on:
    Accounts receivable                                   $  267,779     $      94,104      $  (206,531)     $  155,352
    Inventory                                                300,000           100,000         (105,618)        294,382

For the year ended October 30, 1994
  Allowances on:
    Accounts receivable                                   $  220,430     $     115,335     $    (67,986)     $  267,779
    Inventory                                                                  300,000                          300,000

(a)  Amounts written off against related assets



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 24th day of January, 1997.

                                OWOSSO CORPORATION

                                By:   /s/ George B. Lemmon, Jr.
                                     ------------------------------------------
                                     George B. Lemmon, Jr., President, Chief
                                     Executive Officer, and Director,
                                     the principal executive officer

                                By:   /s/ John H. Wert, Jr.
                                    ------------------------------------------
                                    John H. Wert, Jr., Senior Vice President -
                                    Finance, Chief Financial Officer and
                                    Treasurer and Secretary, the principal
                                    financial and accounting officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on January 24, 1997, in the capacities indicated:


         Signature                                            Title
         ---------                                           --------

/s/ George B. Lemmon, Sr.                   George B. Lemmon, Sr., Chairman of the Board and a
-------------------------------             Director



/s/ George B. Lemmon, Jr.                   George B. Lemmon, Jr., President, Chief Executive Officer,
--------------------------------------      and a Director



   /s/ John H. Wert, Jr.                    John H. Wert, Jr., Senior Vice President - Finance, Chief
--------------------------------------      Financial Officer, Treasurer and Secretary



   /s/ John R. Reese                        John R. Reese, Director
--------------------------------------



   /s/ Harry E. Hill                        Harry E. Hill, Director
--------------------------------------



   /s/ Ellen D. Harvey                      Ellen D. Harvey, Director
--------------------------------------



   /s/ Eugene P. Lynch                      Eugene P. Lynch, Director
--------------------------------------



   /s/ Lowell P. Huntsinger                 Lowell P. Huntsinger, Director
--------------------------------------
