Form 10-K/A
period 1996-10-27
OWOSSO CORP
filed 1997-01-31
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 Amendment No. 1


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

Item 8.  Financial Statements and Supplementary Data


         The Company's consolidated financial statements and supplemental schedule are being refiled as set forth below at pages F-1 through F-25.
There is no change to any of the information set forth on pages F-1 through F-25 herein from that contained in Item 8 of the Form 10-K as originally filed on January 27, 1997, other than the correction of a typographical error on page F-1.

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



DELOITTE & TOUCHE LLP


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

(a)  Amounts written off against related assets



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


This Item 14 is being refiled as part of this Form 10-K/A for the sole purpose of listing the financial statement schedule in Item 14(a)(2) that was set forth on page F-25 of the Form 10-K as originally filed on January 27, 1997 and is set forth on page F-25 of this Form 10-K/A.


(a)      (1)      Financial Statements


The financial statements being filed as part of this Form 10-K/A are listed in the Index to Consolidated Financial Statements set forth under Item 8 above.

         (2)      Schedules


The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K/A:

Schedule II -- Valuation and Qualifying Accounts.



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

**10.62           Lease Agreement by and between Owosso Corporation and Philadelphia Freedom
                  Partners, L.P. dated September 6, 1996.

**21              Subsidiaries of the registrant.

**23              Consent of Deloitte & Touche LLP.

**27              Financial Data Schedule

--------------
*        Incorporated by reference.
**       Previously filed.


(b)      Reports filed on Form 8-K during the last quarter of fiscal 1996:

         The Company filed a Current Report on Form 8-K dated November 13, 1996 to report expected results of operations for fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 31st day of January, 1997.


                                OWOSSO CORPORATION

                                By:   /s/ John H. Wert, Jr.
                                    ------------------------------------------
                                    John H. Wert, Jr., Senior Vice President -
                                    Finance, Chief Financial Officer and
                                    Treasurer and Secretary