Form 10-Q
period 1997-01-26
OWOSSO CORP
filed 1997-03-12
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

         For the quarterly period ended  January 26, 1997

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


The Triad Building, 2200 Renaissance Boulevard, Suite 150, King of Prussia, PA 19406
--------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (610) 275-4500
                                                   --------------

---------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report

                  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X       No
                                    ----       ----

                               OWOSSO CORPORATION
                               ------------------

                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------


PART I - Financial Information:


   Item 1.                Consolidated Financial Statements

                          Consolidated Balance Sheets                      3
                          January 26, 1997 (unaudited) and
                          October 27, 1996

                          Consolidated Statements of Operations            4
                          Three Months Ended January 26, 1997 and
                          January 28, 1996 (unaudited)

                          Consolidated Statements of Cash Flows            5
                          Three Months Ended January 26, 1997 and
                          January 28, 1996 (unaudited)

                          Notes to Consolidated Financial Statements       6
                          (unaudited)

   Item 2.                Management's Discussion and Analysis of         10
                          Financial Condition and Results of Operation


Part II - Other Information:


   Item 6.                Exhibits and Reports on Form 8-K                15

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

                                                                                          January 26,    October 27,
                                                                                              1997           1996
                                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $      684,348  $      839,889
  Receivables, net                                                                           18,062,239      18,415,245
  Inventories, net                                                                           20,053,108      19,123,122
  Prepaid expenses and other                                                                  1,943,552       1,608,169
  Advances and interest receivable from affiliate                                                38,042          36,766
  Deferred taxes                                                                              1,032,000       1,032,000
                                                                                          -------------    ------------
           Total current assets                                                              41,813,289      41,055,191

PROPERTY, PLANT AND EQUIPMENT, NET                                                           26,375,664      26,308,809

INTANGIBLES, NET                                                                             38,669,821      39,277,112

OTHER ASSETS                                                                                  1,341,985       1,254,233
                                                                                          -------------    ------------

TOTAL ASSETS                                                                             $  108,200,759  $  107,895,345
                                                                                         ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payables - trade                                                                       $    6,573,790  $    6,597,061
  Accrued compensation and benefits                                                           3,011,141       3,005,658
  Accrued expenses                                                                            1,886,833       1,901,892
  Accrued interest                                                                              519,089         419,565
  Current portion of related party debt                                                       3,750,000       5,975,000
  Current portion of long-term debt                                                           2,740,257       2,770,934
                                                                                          -------------    ------------

            Total current liabilities                                                        18,481,110      20,670,110

LONG-TERM DEBT, LESS CURRENT PORTION                                                         48,279,834      45,068,116

POSTRETIREMENT BENEFITS                                                                       1,642,088       1,593,950

DEFERRED TAXES                                                                                3,543,000       3,543,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock Class A, 5% cumulative, $.01 par value; 10,000,000 shares  authorized;  1,071,428  shares  issued  and  outstanding  (aggregate
    liquidation value at January 26, 1997 and October 27, 1996 - $15,000,000)                13,739,849      13,667,814
  Common stock, $.01 par value; 15,000,000 authorized; 5,865,000 shares issued
    and outstanding                                                                              58,650          58,650
    Additional paid-in capital                                                               21,611,701      21,611,701
    Retained earnings                                                                         1,293,811       2,131,288
                                                                                           -------------    -----------

            Total                                                                            36,704,011      37,469,453
   Less treasury stock, at cost (56,324 shares at January 26, 1997 and October 27, 1996)       (449,284)       (449,284)
                                                                                          -------------    ------------

            Total stockholders' equity                                                       36,254,727      37,020,169
                                                                                          -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  108,200,759  $  107,895,345
                                                                                         ==============  ==============

See notes to consolidated financial statements

OWOSSO CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                     --------------------------------
                                                                          January 26,     January 28,
                                                                              1997            1996

Net Sales                                                             $    30,162,073  $   27,919,402

Cost of products sold                                                      23,153,257      20,888,716
                                                                      ---------------   -------------
Gross Profit                                                                7,008,816       7,030,686

Expenses:
  Selling, general and administrative                                       4,909,384       4,543,523
  Corporate                                                                 1,263,668         969,246
                                                                      ---------------   -------------
Income from operations                                                        835,764       1,517,917

Interest expense                                                              983,152         962,777

Other income                                                                   51,395          51,967
                                                                      ---------------   -------------
(Loss) income before income tax (benefit) provision                           (95,993)        607,107

Income tax (benefit) provision                                                (40,832)        239,807
                                                                      ---------------   -------------
Net (loss) income                                                             (55,161)        367,300

Dividends and accretion on preferred stock                                   (259,535)       (254,314)
                                                                      ---------------   -------------

Net (loss) income available for common stockholders                  $       (314,696)  $     112,986
                                                                     ================   =============
Net (loss) income per common share                                   $          (0.05)           0.02
                                                                     ================   =============

Weighted average number of common shares outstanding                        5,809,000       5,865,000
                                                                     ================   =============

See notes to consolidated financial statements

OWOSSO CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                     ----------------------------------
                                                                                       January 26,      January 28,
                                                                                           1997             1996

OPERATING ACTIVITIES:
  Net (loss) income                                                                  $      (55,161)    $    367,300
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale of assets                                                                   22,802           16,528
    Depreciation                                                                            983,339          970,630
    Amortization                                                                            620,734          609,664
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                  353,006          510,182
       Inventories                                                                         (929,986)      (1,284,000)
       Prepaid expenses and other                                                          (336,659)        (913,502)
       Accounts payable                                                                     (23,271)        (353,183)
       Accrued expenses                                                                     (49,414)        (656,486)
                                                                                       -------------     ------------

           Net cash provided by (used in) operating activities                              585,390         (732,867)
                                                                                       -------------     ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                             (1,072,996)        (819,354)
  Increase in other assets                                                                 (101,195)         (82,225)
                                                                                       -------------     ------------

           Net cash used in investing activities                                         (1,174,191)        (901,579)
                                                                                       -------------     ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                              350,000
  Borrowings from line of credit                                                          3,200,000        6,450,000
  Payments on long-term debt                                                               (368,959)        (373,256)
  Payments on related party debt                                                         (2,225,000)      (3,175,000)
  Dividends paid                                                                           (522,781)        (527,850)
                                                                                       -------------     ------------

           Net cash provided by financing activities                                        433,260        2,373,894
                                                                                       -------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (155,541)         739,448

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              839,889        1,750,236
                                                                                       -------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $      684,348     $  2,489,684
                                                                                       =============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                                           $      883,628     $    804,467
                                                                                       ============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY -
  Accrual of preferred stock dividends                                               $      187,500     $    187,500
                                                                                       ===============  =============


See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

1.    THE COMPANY

      Business - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include Motor Products - Owosso Corporation (Motor Products), Motor Products-Ohio Corporation: (MP - Ohio), Sooner Trailer Manufacturing Co. (Sooner), Cramer Company (Cramer), DewEze Manufacturing, Inc., including Parker Industries, Inc.(DewEze), Snowmax Incorporated (Snowmax), The Landover Company (Dura-Bond), Great Bend Manufacturing, Inc. (Great Bend), Stature Electric, Inc. (Stature Electric) and Owosso Motor Group, Inc. (Motor Group). The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. In the Engineered Component Products segment, the Company's products are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. These products are primarily motors, cam shaft bearings, heat transfer "fin and tube" coils and air conditioning evaporator units. The products sold in the Specialized Equipment segment are almost exclusively final products sold through dealers to their users. These products are primarily all-aluminum horse trailers and agricultural and turf maintenance equipment. The majority of the Company's customers are located in North America.

      Seasonality - Sales of certain of the Company's specialized equipment tend to be seasonal with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally have higher sales during the second fiscal quarter while sales of these products are lowest during the first fiscal quarter.

      Cyclicality - The Company's Engineered Component Products segment is subject to changes in the overall level of domestic economic activity. The Specialized Equipment segment is subject to changes in certain sectors of the agricultural economy, which may be influenced by climate changes and governmental policy. The segment's horse trailer sales which have not tended to be affected by changes in the agricultural economy, have had a moderating effect on the results of the entire Specialized Equipment segment, but may be subject to the overall domestic business cycle.

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 27, 1996.

2.    INVENTORIES

      Inventories are summarized as follows:

                                              January 26,        October 27,
                                                 1997                1996

     Raw materials and purchased parts     $    8,518,586     $    8,468,218
     Work in process                            4,587,979          4,316,588
     Finished goods                             6,946,543          6,338,316
                                            --------------     --------------

     Total                                 $   20,053,108     $   19,123,122
                                            ==============     ==============

3.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                  1997               1996


     Banks                                  $  34,669,731      $  31,507,643
     Industrial revenue bonds                   9,140,003          9,173,642
     Former and current stockholders            6,591,492          6,842,692
     Related party debt                         3,750,000          5,975,000
     Other                                        618,865            315,073
                                            -------------      -------------

     Total long-term debt                      54,770,091         53,814,050
     Less portion due within one year           6,490,257          8,745,934
                                            -------------      -------------

     Total                                  $  48,279,834      $  45,068,116
                                            =============      =============


      The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000. Interest is payable, at the Company's option, at either the bank's prime rate (8.25% at January 26, 1997) or a variable spread (1.75% at January 26, 1997) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions, and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      The Company entered into two interest rate swap agreements, each with a $7.5 million notional amount. Beginning in the third quarter of fiscal 1997, the Company will receive floating interest rate payments at the three month London Interbank Offered Rate in exchange for quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. The Company enters into these interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. These agreements are accounted for using settlement accounting.

4.    TAXES ON INCOME

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. The effective income tax rate differs from the federal statutory tax rate due to adjustments for amortization of goodwill, officers' life insurance premiums, state income taxes, and meals and entertainment.

5.    CONTINGENCIES

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

      The Company is named as a potentially responsible party with respect to two hazardous substance disposal sites being cleaned up by the U.S. Environmental Protection Agency under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of a de minimis amount.

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

      Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Three months ended January 26, 1997 compared to three months ended January 28, 1996
--------------------------------------------------------------------------------

Net sales. Net sales for the Company's fiscal first quarter of fiscal 1997 were $30.2 million, an increase of 8.0% over net sales of $27.9 million in the first quarter of fiscal 1996. Increases in net sales in the Company's motor and agricultural equipment businesses offset declines in net sales of replacement camshaft bearings and aluminum trailers.

In the Company's Engineered Component Products segment, net sales increased 9.2% to $17.2 million in the first quarter of fiscal 1997 from $15.8 million in the fiscal 1996 period. A 16.5% increase in sales at the Company's motor businesses, primarily due to increased demand by these businesses' existing customers, and a modest increase in net sales of heat transfer coils, more than offset a decline of 14.5% at Dura-Bond. The sales decline at Dura-Bond was due to a significant reduction in sales to that subsidiary's former largest customer, Federal-Mogul Corporation, which had served as Dura-Bond's largest distribution network. Federal-Mogul began to manufacture its own replacement camshaft bearings in the first quarter of fiscal 1996, and sales to Federal-Mogul began to decrease significantly beginning in the second quarter. Due to strong backlogs at the subsidiaries in the Engineered Component Products segment at the end of the first quarter, net sales in this segment are expected to be above prior year levels in the second quarter of fiscal 1997.

Net sales in the Specialized Equipment segment were $13.0 million in the first three months of fiscal 1997, a 6.5% increase over net sales of $12.2 million in the first three months of fiscal 1996. An improved environment for the Company's agricultural equipment businesses, including favorable weather conditions, resulted in an increase of 18.9% in net sales at those businesses. Net sales of aluminum trailers were 4.8% below the prior year's quarter due to reduced demand by the Company's dealers.

Gross profit. In the first quarter of fiscal 1997 the Company's gross profit was $7.0 million, or 23.2% of net sales, approximately equal to first quarter fiscal 1996 gross profit of $7.0 million, or 25.2% of net sales.

Gross profit in the Engineered Component Products segment was $4.2 million, or 24.6% of net sales in the first quarter of fiscal 1997, up 8.2% as compared to $3.9 million, or 24.8% of net sales in the prior fiscal year's first quarter. The increase in gross profit in this segment was due to the increase in sales. Gross profit margins remained relatively level for the motor businesses and the segment as a whole. An increased gross profit margin at Snowmax offset a decline in gross profit margin at Dura-Bond.

Gross profit in the Specialized Equipment segment was $2.8 million, or 21.4% of net sales, in the first three months of fiscal 1997, down 11.0% from gross profit of $3.1 million, or 25.6% of net sales, in the first three months of fiscal 1996. A significantly reduced gross profit at Sooner Trailer due to its decline in sales, higher labor costs and production inefficiencies outweighed increased gross profit at the agricultural equipment businesses in the segment, the gross profit of which increased due to increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million, or 16.3% of net sales, in the first three months of fiscal 1997 as compared to $4.5 million, or 16.3% of net sales, in the 1996 fiscal period. In the Company's Engineered Component Products segment, selling, general and administrative expenses increased to $2.6 million in the first three months of fiscal 1997 as compared to $2.4 million in the prior fiscal year period. In the Specialized Equipment segment, selling, general and administrative expenses increased to $2.3 million in the first quarter of fiscal 1997 from $2.1 million in the prior year period. The increase in both segments was commensurate with the increase in sales.

Corporate Expenses. Corporate expenses in the first fiscal quarter of 1997 were $1.3 million, or 4.2% of net sales, as compared to $1.0 million, or 3.5% of net sales, in the first quarter of fiscal 1996. Corporate expenses increased primarily due to increases in travel expense, personnel costs, and information services expenses, including higher depreciation and amortization expenses related to a computer upgrade.

Income from Operations. Income from operations declined 44.9% to $0.8 million, or 2.8% of net sales, in the first quarter of fiscal 1997 from $1.5 million, or 5.4% of net sales, in the prior year period, due to the lower gross profit margins and increased selling, general and administrative expenses and corporate expenses as discussed above.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 8.4% to $1.6 million, or 9.5% of net sales, in the fiscal 1997 quarter from $1.5 million, or 9.6% of sales in fiscal 1996. Increased business unit income in the motor businesses and Snowmax more than offset reduced business unit income at Dura-Bond.

Business unit income in the Specialized Equipment segment before corporate expenses was $0.5 million, or 3.6% of sales, as compared to $1.0 million, or 8.2% of sales in the first quarter of fiscal 1996. The Company's DewEze and Great Bend subsidiaries had a significant increase in business unit income as compared to the prior year period. These increases were more than offset by a small business unit loss at Sooner due to the factors mentioned above, compared to positive business unit income at Sooner in the prior year period.

Interest Expense. Interest expense was $1.0 million, or 3.3% of net sales in the first quarter of fiscal 1997 and $1.0 million or 3.4% of net sales in the first quarter of fiscal 1996. Interest expense was slightly higher in the fiscal 1997 period due to a small increase in average debt outstanding.

Net (loss) income. The Company reported a net loss of $0.1 million (0.2% of net sales) in the first quarter of fiscal 1997 as compared to net income of $0.4 million (1.3% of net sales) in the first quarter of fiscal 1996. The effective tax rate in the first quarter of 1997 period was 42.5% as compared to 39.5% in the fiscal 1996 period. The lower results are attributable to the lower income from operations. The Company expects to report positive net income for the remainder of fiscal 1997.

Net (loss) income available for common stockholders. In the first quarter of fiscal 1997, the Company reported a net loss available to common stockholders of $0.3 million or $0.05 per share, as compared to net income available to common stockholders of $0.1 million, or $0.02 per share in the first quarter of fiscal 1996. The income or loss for common stockholders is calculated by subtracting dividends on preferred stock of $187,500 and non-cash accretion in value of preferred stock of $72,035 ($66,814 in the fiscal 1996 first quarter) from net income.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $0.7 million at January 26, 1997 from $0.8 million at October 27, 1996. In addition to cash and cash equivalents at January 26, 1997, the Company had $0.4 million of cash that was restricted under industrial revenue financings. Net cash provided by operating activities was $0.6 million in the first quarter of fiscal 1997, as compared to net cash used in operating activities of $0.7 million in the first quarter of fiscal 1996. The Company historically has seen a seasonal increase in its working capital needs, particularly in building inventory, in its fiscal first quarter. In the 1997 fiscal first quarter, cash used for working capital needs was $1.0 million as compared to $2.7 million in the fiscal 1996 period. This lower use of cash for working capital, combined with the Company's substantial non-cash expenses which are added back to its net income or loss when calculating net cash from operations, resulted in the Company generating cash from operations in the 1997 quarter in spite of its net loss.

The Company's primary cash requirements have been for operating expenses, including raw materials, labor costs and funding of accounts receivable, as well as capital expenditures, acquisitions and dividends to shareholders. Primary sources of cash have been from operations and bank borrowings, with industrial revenue bonds being used for specific capital projects.

Working capital increased to $23.3 million at January 26, 1997 from $20.4 million at October 27, 1996. The increase was primarily due to repayment of current maturities related party debt issued in connection with the purchase of Stature using proceeds from the Company's long-term revolving credit agreement, and a seasonal increase in inventory.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At January 26, 1997 borrowings of $33.2 million were outstanding under the revolving credit agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 1.75% at January 26, 1997. The agreement contains customary financial and other covenants, including leverage, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. During fiscal 1996, the Company entered into interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The agreements call for the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% for five years beginning in July 1997 in exchange for receiving payments at the three month London Interbank Offered Rate.

In the first quarter of fiscal 1997, the Company invested $1.1 million in capital expenditures as compared to $0.8 million in the first quarter of fiscal 1996. Of the $1.1 million invested in the first three months of fiscal 1997, $0.8 million were invested in the Engineered Component Products segment and $0.2 million in the Specialized Equipment segment, with the remainder at the corporate level. The Company expects that capital expenditures for fiscal 1997 should remain at a level consistent with or somewhat higher than that of fiscal 1996, and that capital expenditures will continue to be concentrated primarily in the Engineered Component Products segment in fiscal 1997.

The Company believes that funds from operations and borrowings from its bank facilities will be sufficient to fund its activities, including capital expenditures, for the foreseeable future.

Seasonality

Sales of certain of the Company's specialty equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally have higher sales during the second fiscal quarter while sales of these products are lowest during the first fiscal quarter. Accordingly, the Company's results have historically been lowest in the fiscal first quarter.


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

         The start-up of the Company's Ohio plant has affected results of operations. As sales at that plant increase, manufacturing difficulties could lead to low gross margins or continuing losses from that operation.

         The Company's Sooner Trailer subsidiary has experienced production inefficiencies which have caused increased production costs and lower gross margins. Such inefficiencies could continue to adversely affect the Company's results of operations.

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

Part II.  OTHER INFORMATION

       Item 6.             Exhibits and Reports on Form 8-K

                           (a)      Exhibits.

Exhibit No.                         Description
-----------                         -----------

 10.63                              Sixth Amendment to Credit Agreement by
                                    and among Owosso Corporation, its
                                    subsidiaries, NBD Bank, PNC Bank, N.A., and
                                    NBD Bank, as Agent, dated as of December 4,
                                    1996.

 27                                 Financial Data Schedule

                           (b)      Form 8-K.
                                    ---------

                                        (1)  The Company filed a Current Report
                           on Form 8-K on November 14, 1996 announcing expected earnings for the fiscal year ended October 27, 1996.

                                        (2) The Company filed a Current Report
                           on Form 8-K/A (the "Form 8-K/A") on January 13, 1997 amending the Company's original Form 8-K dated October 31, 1995, as previously amended by a Form 8-K/A filed on November 24, 1995 relating to the acquisition of Stature Electric, Inc. The audited financial statements of Stature as at February 28, 1994 and 1995 and for the fiscal years then ended, and the unaudited financial statements of Stature as at August 31, 1994 and 1995 and for the six month periods then ended, were filed with the Form 8-K/A. In addition, the unaudited pro forma balance sheet of Owosso as at July 30, 1995 and unaudited pro forma financial statements of earnings data of Owosso for the fiscal year ended October 30, 1994 and the nine months ended July 30, 1995 were filed with the Form 8-K/A.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          OWOSSO CORPORATION


                                         By:  /s/  George B. Lemmon Jr.
                                              -------------------------
                                              George B. Lemmon, Jr.
                                              Chief Executive Officer



                                        By:   /s/  John H. Wert Jr.
                                              ---------------------
                                              John H. Wert, Jr.,
                                              Senior Vice President - Finance
                                              and Chief Financial Officer


Date:  March 12, 1997

                                Index to Exhibits
                                -----------------




Exhibit Number                      Description
--------------                      -----------

    10.63 Sixth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of December 4, 1996.

    27                              Financial Data Schedule