Form 10-Q
period 1997-04-27
OWOSSO CORP
filed 1997-06-11
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended: April 27, 1997   Commission file number: 0-25066



                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2756709
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)



The Triad Building, 2200 Renaissance Boulevard
         Suite 150, King of Prussia, PA                        19406
      (Address of principal executive offices)              (zip code)


       Registrant's telephone number, including area code: (610) 275-4500



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of June 6, 1997 there were 5,808,676 shares of Common Stock, $.01 par value, were outstanding.

                               OWOSSO CORPORATION





PART I - Financial Information:                                         Page No.

         Item 1.  Consolidated Financial Statements

                       Consolidated Balance Sheets                             3
                       April 27, 1997 (unaudited) and
                       October 27, 1996

                       Consolidated Statements of Operations                   4
                       Three and Six Months Ended April 27, 1997 and
                       April 28, 1996 (unaudited)

                       Consolidated Statements of Cash Flows                   5
                       Six Months Ended April 27, 1997 and
                       April 28, 1996 (unaudited)

                       Notes to Consolidated Financial Statements              6
                       (unaudited)

         Item 2.       Management's Discussion and Analysis of                 9
                       Financial Condition and Results of Operation


Part II - Other Information:


         Item 4.       Submission of Matters to a Vote of Security Holders    16

         Item 6.       Exhibits and Reports on Form 8-K                       16

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                              April 27,          October 27,
                                                                                                 1997                1996
                                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $     573,338       $     839,889
  Receivables, net                                                                             20,065,866          18,415,245
  Inventories, net                                                                             22,160,956          19,123,122
  Advances and interest receivable from affiliate                                                  43,840              36,766
  Prepaid expenses and other                                                                    2,958,417           2,640,169
                                                                                            -------------       -------------

           Total current assets                                                                45,802,417          41,055,191

PROPERTY, PLANT AND EQUIPMENT, NET                                                             26,780,443          26,308,809

INTANGIBLES, NET                                                                               38,251,477          39,277,112

OTHER ASSETS                                                                                    1,293,517           1,254,233
                                                                                            -------------       -------------

TOTAL ASSETS                                                                                $ 112,127,854       $ 107,895,345
                                                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payables - trade                                                                          $   8,888,969       $   6,597,061
  Accrued compensation and benefits                                                             3,000,890           3,005,658
  Accrued expenses                                                                              3,907,972           2,321,457
  Related party debt                                                                            3,750,000           5,975,000
  Current portion of long-term debt                                                             2,725,021           2,770,934
                                                                                            -------------       -------------

            Total current liabilities                                                          22,272,852          20,670,110

LONG-TERM DEBT, LESS CURRENT PORTION                                                           48,247,570          45,068,116

POSTRETIREMENT BENEFITS                                                                         1,701,225           1,593,950

DEFERRED TAXES                                                                                  3,543,000           3,543,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock Class A, 5% cumulative, $.01 par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding (aggregate
    liquidation value at April 27, 1997 and October 27, 1996 - $15,000,000)                    13,813,252          13,667,814
  Common stock, $.01 par value; 15,000,000 authorized; 5,865,000 shares issued
    and outstanding                                                                                58,650              58,650
  Additional paid-in capital                                                                   21,611,701          21,611,701
  Retained earnings                                                                             1,328,888           2,131,288
                                                                                            -------------       -------------

            Total                                                                              36,812,491          37,469,453
   Less treasury stock, at cost (56,324 shares at April 27, 1997 and October 27, 1996)           (449,284)           (449,284)
                                                                                            -------------       -------------

            Total stockholders' equity                                                         36,363,207          37,020,169
                                                                                            -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 112,127,854       $ 107,895,345
                                                                                            =============       =============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Three Months Ended                    Six Months Ended
                                                          --------------------------------------------------------------------------
                                                            April 27,          April 28,          April 27,         April 28,
                                                              1997               1996               1997              1996

Net Sales                                                 $ 37,567,098       $ 33,442,895       $ 67,729,171       $ 61,362,296

Cost of products sold                                       28,707,320         25,475,827         51,860,577         46,364,544
                                                          ------------       ------------       ------------       ------------

Gross Profit                                                 8,859,778          7,967,068         15,868,594         14,997,752

Expenses:
  Selling, general and administrative                        5,147,508          4,819,379         10,056,893          9,362,904
  Corporate                                                  1,289,047          1,082,231          2,552,714          2,051,477
                                                          ------------       ------------       ------------       ------------

Income from operations                                       2,423,223          2,065,458          3,258,987          3,583,371

Interest expense                                               992,225          1,099,572          1,975,377          2,062,348

Other income                                                    40,470              2,425             91,865             54,394
                                                          ------------       ------------       ------------       ------------

Income before income tax provision                           1,471,468            968,311          1,375,475          1,575,417


Income tax provision                                           652,707            429,131            611,875            668,938
                                                           ------------       ------------       ------------      ------------
Net income                                                     818,761            539,180            763,600            906,479

Dividends and accretion on preferred stock                    (260,903)          (255,582)          (520,438)          (509,896)
                                                          ------------       ------------       ------------       ------------


Net income available for common stockholders              $    557,858       $    283,598       $    243,162       $    396,583
                                                          ============       ============       ============       ============

Net income per common share                               $       0.10       $       0.05       $       0.04       $       0.07
                                                          ============       ============       ============       ============


Weighted average number of common shares outstanding         5,828,000          5,865,000          5,828,000          5,865,000
                                                          ============       ============       ============       ============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                            ------------------------------
                                                                               April 27,        April 28,
                                                                                 1997             1996

OPERATING ACTIVITIES:
  Net income                                                                 $   763,600       $   906,479
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale of assets                                                        83,643            92,060
    Depreciation                                                               1,986,416         1,931,830
    Amortization                                                               1,026,666         1,223,711
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                    (1,650,621)       (1,548,852)
       Inventories                                                            (3,037,834)         (128,290)
       Prepaid expenses and other                                               (324,722)         (271,265)
       Accounts payable                                                        2,291,908          (196,943)
       Accrued expenses                                                        1,688,999            96,577
                                                                             -----------       -----------

           Net cash provided by operating activities                           2,828,055         2,105,307
                                                                             -----------       -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (2,541,916)       (1,878,594)
  Increase in other assets                                                       (40,669)         (338,719)
                                                                             -----------       -----------

           Net cash used in investing activities                              (2,582,585)       (2,217,313)
                                                                             -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                   350,000           150,000
  Borrowings from line of credit                                               3,650,000         5,900,000
  Payments on long-term debt                                                    (866,459)         (842,071)
  Payments on related party debt                                              (2,225,000)       (5,100,000)
  Dividends paid                                                              (1,420,562)       (1,243,200)
                                                                             -----------       -----------

           Net cash used in financing activities                                (512,021)       (1,135,271)
                                                                             -----------       -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                      (266,551)       (1,247,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   839,889         1,750,236
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   573,338       $   502,959
                                                                             ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                                   $ 1,782,992       $ 2,020,880
                                                                             ===========       ===========

  Cash paid during the period for taxes                                      $        --       $   300,000
                                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY -
  Accrual of preferred stock dividends                                       $   187,500       $   187,500
                                                                             ===========       ===========

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1.    THE COMPANY

      Business - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include Motor Products - Owosso Corporation (Motor Products), Motor Products-Ohio Corporation (MP - Ohio), Sooner Trailer Manufacturing Co. (Sooner), Cramer Company (Cramer), DewEze Manufacturing, Inc., including Parker Industries, Inc.(DewEze), Snowmax Incorporated (Snowmax), The Landover Company (Dura-Bond), Great Bend Manufacturing, Inc. (Great Bend), Stature Electric, Inc. (Stature Electric) and Owosso Motor Group, Inc. (Motor Group). The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. In the Engineered Component Products segment, the Company's products are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. These products are primarily motors, cam shaft bearings and heat transfer "fin and tube" coils. The products sold in the Specialized Equipment segment are almost exclusively final products sold through dealers to their users. These products are primarily all-aluminum horse trailers and agricultural and turf maintenance equipment. The majority of the Company's customers are located in North America.

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

2.    INVENTORIES

      Inventories are summarized as follows:


                                             April 27,      October 27,
                                               1997            1996


      Raw materials and purchased parts    $ 9,718,446     $ 8,468,218
      Work in process                        5,160,505       4,316,588
      Finished goods                         7,282,005       6,338,316
                                           -----------     -----------

      Total                                $22,160,956     $19,123,122
                                           ===========     ===========




3.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                             April 27,      October 27,
                                               1997            1996


      Banks                                $35,103,777     $31,507,643
      Industrial revenue bonds               9,106,364       9,173,642
      Former and current stockholders        6,291,665       6,842,692
      Related party debt                     3,750,000       5,975,000
      Other                                    470,785         315,073
                                           -----------     -----------

      Total long-term debt                  54,722,591      53,814,050
      Less portion due within one year       6,475,021       8,745,934
                                           -----------     -----------

      Total                                $48,247,570     $45,068,116
                                           ===========     ===========




      The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000. Interest is payable, at the Company's option, at either the bank's prime rate (8.50% at April 27, 1997) or a variable spread (2.00% at April 27, 1997) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions, and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

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

      The lessor of Cramer's facility is engaged in negotiations with the State of Connecticut regarding investigative or remedial measures at this facility. Cramer may be required to bear a portion of the costs of any such investigative or remedial measures, the amount of which cannot currently be reasonably estimated. Cramer is also engaged in the closure of waste handling facilities at this location in accordance with State regulations. Closure is expected to be completed in 1997 at a cost which is not expected to be significant.

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

      Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $3.0 million of product as of April 27, 1997. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended April 27, 1997 compared to three months ended April 28, 1996

Net sales. Net sales for the Company's second quarter of fiscal 1997 were $37.6 million, an increase of 12.3% over net sales of $33.4 million in the second quarter of fiscal 1996. Net sales increased at each of the Company's business units during the quarter, with the largest increases coming from the Company's motor businesses and its agricultural equipment businesses.

In the Company's Engineered Component Products segment, net sales increased 13.1% to $21.2 million in the second quarter of fiscal 1997 from $18.7 million in the fiscal 1996 period. The favorable economic conditions in domestic manufacturing, combined with new customers for the Company's Ohio motor manufacturing operation led to a 15% increase in sales from the Company's motor businesses. At Dura-Bond, an expanded distribution network, sales derived from its newly-acquired valve seat and shim product line and comparison to a slow second quarter in fiscal 1996 led to a 25% increase in net sales.

Net sales in the Specialized Equipment segment were $16.4 million in the second quarter of fiscal 1997, an 11.3% increase over net sales of $14.7 million in the comparable 1996 period. Demand for the Company's agricultural equipment continued to be strong, particularly at Great Bend, where sales of front-end loaders were 48% ahead of last year's second quarter, and at Parker, where fiscal second quarter sales of grain handling equipment were up 25% over the prior year period. Sales of aluminum trailers were 4% higher in the second quarter as compared to the second quarter of fiscal 1996.

Overall, backlogs and customer demand were strong at the end of the second quarter of fiscal 1997, and sales are expected to continue to be ahead of prior year sales levels in the second half of the fiscal year.

Gross profit. The Company's gross profit in the second quarter of fiscal 1997 was $8.9 million, or 23.6% of net sales, 11% greater than gross profit of $8.0 million, or 23.8% of net sales, in the second quarter of fiscal 1996.

Gross profit in the Engineered Component Products segment was $5.3 million, or 25.0% of net sales in the second quarter of fiscal 1997, up 12% as compared to $4.7 million, or 25.3% of net sales in the prior fiscal year's second quarter. The increase in gross profit in this segment was due to the increase in sales. The slight decline in gross profit margin was due to lower gross profit margins at Dura-Bond, partially offset by higher gross profit margins at Snowmax. Gross profit margins in the motor businesses in the second quarter of fiscal 1997 were level with the prior year period.

Gross profit in the Specialized Equipment segment was $3.6 million, or 21.8% of net sales, in the second quarter of fiscal 1997, an increase of 10.2% over gross profit of $3.3 million, or 22.0% of net sales, in the second quarter of fiscal 1996. The increase in gross profit is due to increased sales. The slight decline in gross profit margin is primarily due to lower gross margins at Parker and Great Bend, partially offset by the effect of a more favorable mix of business due to the large increase in sales at Great Bend, which has a higher gross profit margin than the other businesses in this segment. Sooner Trailer's gross profit margin was slightly below last year's level, although showing an increase over the first quarter of fiscal 1997, as production efficiency began to improve in the fiscal second quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.1 million, or 13.7% of net sales, in the second quarter of fiscal 1997 as compared to $4.8 million, or 14.4% of net sales, in the 1996 fiscal period. In the Company's Engineered Component Products segment, selling, general and administrative expenses increased to $2.7 million in the second quarter of fiscal 1997 as compared to $2.6 million in the prior fiscal year period. In the Specialized Equipment segment, selling, general and administrative expenses increased to $2.4 million in the second quarter of fiscal 1997 from $2.2 million in the prior year period. The percentage increase in each segment was less than the percentage increase in net sales.

Corporate Expenses. Corporate expenses in the second fiscal quarter of 1997 were $1.3 million, or 3.4% of net sales, as compared to $1.1 million, or 3.2% of net sales, in the second quarter of fiscal 1996. Corporate expenses increased primarily due to increases in personnel costs and information services expenses, including higher depreciation and amortization expenses related to a computer upgrade.

Income from Operations. Income from operations increased 17.3% to $2.4 million, or 6.5% of net sales, in the second quarter of fiscal 1997 from $2.1 million, or 6.2% of net sales, in the prior year period, primarily due to increased sales. The operating margin improved because the slightly lower gross profit margins and increased corporate expenses were more than offset by the decline in selling, general and administrative expenses as a percentage of net sales.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 21.0% to $2.6 million, or 12.3% of net sales, in the fiscal 1997 quarter from $2.2 million, or 11.5% of net sales in fiscal 1996. Increased business unit income in the motor businesses, due primarily to increased sales volume, as well as higher margins at Snowmax more than offset reduced business unit income at Dura-Bond.

Business unit income in the Specialized Equipment segment before corporate expenses was $1.1 million, or 6.8% of sales, as compared to $1.0 million, or 6.6% of sales in the second quarter of fiscal 1996. The increase was due to the significantly increased sales at the Company's Great Bend subsidiary and improved margins at DewEze, which more than offset reduced margins at Sooner and Parker as compared to the prior year period.

Because of the overall favorable trends in demand for its products, the Company expects that income from operations for the second half of fiscal 1997 will continue to show increases over the prior year.

Interest Expense. Interest expense was $1.0 million, or 2.6% of net sales in the second quarter of fiscal 1997 as compared to $1.1 million, or 3.3% of net sales, in the second quarter of fiscal 1996. Interest expense was lower in the fiscal 1997 period due to a lower effective interest rate offsetting a small increase in average debt outstanding.

Net income. In the second quarter of fiscal 1997, the Company reported net income of $0.8 million, or 2.2% of net sales, as compared to $0.5 million, or 1.6% of net sales in the fiscal 1996 period. The effective tax rate was 44.3% in both periods.

Net income available for common stockholders. The Company reported income available to common stockholders of $0.6 million or $0.10 per share, as compared to $0.3 million, or $0.05 per share in the second quarter of fiscal 1996. Income for common stockholders is calculated by subtracting dividends on preferred stock of $187,500 and non-cash accretion in value of preferred stock of $73,403 ($68,082 in the fiscal 1996 second quarter) from net income.

Six months ended April 27, 1997 compared to six months ended April 28, 1996

Net sales. Net sales for the Company's first six months of fiscal 1997 were $67.7 million, an increase of 10.4% over net sales of $61.4 million in the first six months of fiscal 1996. With the exception of flat sales of aluminum trailers at Sooner, all of the Company's subsidiaries reported increased net sales in the first half of fiscal 1997 as compared to the fiscal 1996 period.

In the Company's Engineered Component Products segment, net sales increased 11.3% to $38.3 million in the first half of fiscal 1997 from $34.5 million in the fiscal 1996 period. The largest increases came from increased demand for motors, including the effect of new customers at the Company's Ohio manufacturing facility.

In the first six months of fiscal 1997, net sales in the Specialized Equipment segment were $29.4 million, a 9.2% increase over net sales of $26.9 million in the first three months of fiscal 1996. An improved economic environment for the Company's agricultural equipment businesses, including the effects of favorable weather conditions in the first quarter of fiscal 1997, resulted in an increase of 19.3% in net sales at those businesses. Net sales of aluminum trailers were approximately equal to the prior year period.

Gross profit. The Company's gross profit in the first six months of fiscal 1997 was $15.9 million, or 23.4% of net sales, an increase of 5.8% over gross profit in the comparable 1996 period of $15.0 million, or 24.4% of net sales.

In the first half of fiscal 1997, gross profit in the Engineered Component Products segment was $9.5 million, or 24.8% of net sales, 10.2% higher than gross profit of $8.6 million, or 25.1% of net sales in the prior fiscal year period. The increase in gross profit in this segment was due to the increase in sales. The small decline in gross profit margin was due to a lower gross margin at Dura-Bond, which more than offset an increased gross profit margin at Snowmax, while the gross profit margin in the Company's motor businesses remained relatively level.

Gross profit in the Specialized Equipment segment was $6.4 million, or 21.6% of net sales, in the first six months of fiscal 1997, approximately equal to gross profit of $6.4 million, or 23.6% of net sales, in the first six months of fiscal 1996. A significantly reduced gross profit at Sooner Trailer due to higher labor costs and production inefficiencies, particularly in 1997's fiscal first quarter, outweighed overall increased gross profit at the agricultural equipment businesses in the segment, which increased due to increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.1 million, or 14.8% of net sales, in the first six months of fiscal 1997 as compared to $9.4 million, or 15.3% of net sales, in the 1996 fiscal period. In the Company's Engineered Component Products segment, selling, general and administrative expenses increased to $5.3 million in the first six months of fiscal 1997 as compared to $5.0 million in the prior fiscal year period, and represented 13.7% of net sales and 14.4%, respectively. In the Specialized Equipment segment, selling, general and administrative expenses increased to $4.8 million in the first half of fiscal 1997 from $4.4 million in the prior year period, an increase commensurate with the increase in net sales in the segment.

Corporate Expenses. Corporate expenses in the first half of fiscal 1997 were $2.6 million, or 3.8% of net sales, as compared to $2.1 million, or 3.3% of net sales, in the first half of fiscal 1996. Corporate expenses increased primarily due to increases in personnel costs and information services expenses, including higher depreciation and amortization expenses related to a computer upgrade.

Income from Operations. Income from operations declined 9.1% to $3.3 million, or 4.8% of net sales, in the first half of fiscal 1997 from $3.6 million, or 5.8% of net sales, in the prior year period, due to the lower gross profit margins and increased selling, general and administrative expenses and corporate expenses as discussed above.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 15.8% to $4.2 million, or 11.1% of net sales, in the first six months of fiscal 1997 from $3.7 million, or 10.6% of sales in the first six months of fiscal 1996. Increased business unit income in the motor businesses overall and at Snowmax more than offset reduced business unit income at Dura-Bond.

Business unit income in the Specialized Equipment segment before corporate expenses was $1.6 million, or 5.4% of sales, 20.4% below the $2.0 million, or 7.4% of sales, earned in the first half of fiscal 1996. The Company's DewEze and Great Bend subsidiaries had a significant increase in business unit income as compared to the prior year period. These increases were outweighed by a significant reduction in business unit income at Sooner due to the higher labor costs and production inefficiencies mentioned above, and lower margins at Parker, compared to the prior year period.

Because of the overall favorable trends in demand for its products, the Company expects that income from operations for fiscal 1997 will be higher than in the prior year.

Interest Expense. Interest expense was $2.0 million, or 2.9% of net sales in the first half of fiscal 1997 as compared to $2.1 million or 3.4% of net sales in the first quarter of fiscal 1996. Interest expense was slightly lower in the fiscal 1997 period due to a lower effective interest rate.

Net income. The Company reported net income of $0.8 million, or 1.1% of net sales in the first six months of fiscal 1997 as compared to net income of $0.9 million, or 1.5% of net sales, in the first six months of fiscal 1996. The effective tax rate for the first half of 1997 was 44.5% as compared to 42.5% in the fiscal 1996 period. The lower results are attributable to the lower income from operations.

Net income available for common stockholders. In the first half of fiscal 1997, the Company reported income available to common stockholders of $0.2 million or $0.04 per share, as compared to net income available to common stockholders of $0.4 million, or $0.07 per share in the first half of fiscal 1996. Income for common stockholders is calculated by subtracting dividends on preferred stock of $375,000 and non-cash accretion in value of preferred stock of $145,438 ($134,896 in the fiscal 1996 first half) from net income. Due primarily to the favorable economic prospects in its markets, the Company expects to report higher net income available to common stockholders in each of the remaining quarters of fiscal 1997, both as compared to the comparable fiscal 1996 quarters, and as compared to the first two quarters of fiscal 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $0.6 million at April 27, 1997 from $0.8 million at October 27, 1996. In addition to cash and cash equivalents at April 27, 1997, the Company had $0.4 million of cash that was restricted under industrial revenue financings. Net cash provided by operating activities was $2.8 million in the first half of fiscal 1997, as compared to $2.1 million in the first quarter of fiscal 1996. The increase in net cash provided by operations was primarily a reduction in net cash used to finance working capital in first half of fiscal 1997. Net non-cash working capital at April 27, 1997 was 6% lower than at the end of the second quarter of fiscal 1996, despite the increase in sales in the fiscal 1997 second quarter over the prior year period.

The Company's primary cash requirements have been for operating expenses, including raw materials, labor costs and funding of accounts receivable, as well as capital expenditures, acquisitions and dividends to shareholders. Primary sources of cash have been from operations and bank borrowings, with industrial revenue bonds being used for specific capital projects.

Working capital increased to $23.5 million at January 26, 1997 from $20.4 million at October 27, 1996. The increase was primarily due to repayment of current maturities of related party debt issued in connection with the purchase of Stature using proceeds from the Company's long-term revolving credit agreement, and seasonal increases in inventory and accounts receivable in excess of seasonal increases in current liabilities.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At April 27, 1997 borrowings of $33.7 million were outstanding under the revolving credit agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2% at April 27, 1997. The agreement contains customary financial and other covenants, including, fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. The covenants were amended in the second quarter of fiscal 1997 to reduce the required levels of net worth and to increase the maximum allowable ratio of total debt to cash flow. In addition, the definition of the fixed charge coverage ratio was changed and the leverage covenant was eliminated. The Company anticipates being in compliance with these covenants for the foreseeable future.

During fiscal 1996, the Company entered into interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The agreements call for the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% for five years beginning in July 1997 in exchange for receiving payments at the six month London Interbank Offered Rate.

In the first half of fiscal 1997, the Company has invested $2.5 million in capital expenditures as compared to $1.9 million in the first half of fiscal 1996. Of the $2.5 million invested in the first six months of fiscal 1997, approximately $2.0 million was invested in the Engineered Component Products segment and $0.5 million in the Specialized Equipment segment, with a small amount at the corporate level. The Company expects that capital expenditures for fiscal 1997 will be higher than that of fiscal 1996, and that capital expenditures in the remainder of fiscal 1997 will be at a rate approximately consistent with that of the first half. The Company intends that capital expenditures will continue to be concentrated primarily in the Engineered Component Products segment for the remainder of the fiscal year.

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

         The Company's Sooner Trailer subsidiary has experienced production inefficiencies which have caused increased production costs and lower gross margins. Continuation of such inefficiencies could continue to adversely affect the Company's results of operations.

         Loss of a substantial customer may affect results of operations.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on March 12, 1997, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ended October 26, 1997. In the election of directors, 5,464,102 shares were voted in favor of the election of George B. Lemmon, Jr. and 3,963 shares were withheld, 5,464,265 shares were voted in favor of the election of John B. Reese and 3,800 shares were withheld, 5,464,102 shares were voted in favor of the election of Eugene P. Lynch and 3,963 shares were withheld, 5,463,852 shares were voted in favor of the election of Ellen D. Harvey and 4,213 shares were withheld, 5,464,102 shares were voted in favor of the election of Harry E. Hill and 3,963 shares were withheld, 5,464,102 shares were voted in favor of the election of James A. Ounsworth and 3,963 shares were withheld. There were 812,212 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ended October 26, 1997, 5,459,920 shares were voted in favor, 3,963 shares voted against and 1,482 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

Exhibit No.       Description

10.64 Seventh Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 3, 1997.

27                Financial Data Schedule


(b)      Form 8-K

                  No reports on Form 8-K were filed during the period ended April 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               OWOSSO CORPORATION



                                 By:  /s/ George B. Lemmon, Jr.
                                      ----------------------------------
                                      George B. Lemmon, Jr.
                                      Chief Executive Officer




                                 By:  /s/ John H. Wert, Jr.
                                      -----------------------------------
                                      John H. Wert, Jr.,
                                      Senior Vice President - Finance and
                                      Chief Financial Officer




Date:  June 11, 1997

                                Index to Exhibits



Exhibit Number                      Description
--------------                      -----------

10.64 Seventh Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 3, 1997.

27                                  Financial Data Schedule