Form 10-Q
period 1997-07-27
OWOSSO CORP
filed 1997-09-10
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended: July 27, 1997    Commission file number: 0-25066



                               OWOSSO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2756709
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)



The Triad Building, 2200 Renaissance Boulevard
        Suite 150, King of Prussia, PA                                19406
   ----------------------------------------                         ----------
   (Address of principal executive offices)                         (zip code)


       Registrant's telephone number, including area code: (610) 275-4500



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ___X___          No ______


As of September 5, 1997 there were 5,808,676 shares of Common Stock, $.01 par value, were outstanding.

                               OWOSSO CORPORATION

                                      Index



PART I - Financial Information:                                      Page No.

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets                          3
                   July 27, 1997 (unaudited) and
                   October 27, 1996

                   Consolidated Statements of Operations                4
                   Three and Nine Months Ended July 27, 1997 and
                   July 28, 1996 (unaudited)

                   Consolidated Statements of Cash Flows                5
                   Nine Months Ended July 27, 1997 and
                   July 28, 1996 (unaudited)

                   Notes to Consolidated Financial Statements           6
                   (unaudited)

         Item 2.   Management's Discussion and Analysis of              11
                   Financial Condition and Results of Operations


Part II - Other Information:


         Item 6.   Exhibits and Reports on Form 8-K                     17

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                             July 27,           October 27,
                                                                                              1997                 1996
                                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                $     552,061            $     839,889
Receivables, net                                                                            21,070,381               18,415,245
Inventories, net                                                                            22,677,029               19,123,122
Advances and interest receivable from affiliate                                                 37,003                   36,766
Prepaid expenses and other                                                                   2,819,761                2,640,169
                                                                                         -------------            -------------

     Total current assets                                                                   47,156,235               41,055,191

PROPERTY, PLANT AND EQUIPMENT, NET                                                          27,210,391               26,308,809

INTANGIBLES, NET                                                                            37,672,945               39,277,112

OTHER ASSETS                                                                                 1,354,890                1,254,233
                                                                                         -------------            -------------

TOTAL ASSETS                                                                             $ 113,394,461            $ 107,895,345
                                                                                         =============            =============

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
Payables - trade                                                                         $   8,736,118            $   6,597,061
Accrued compensation and benefits                                                            3,178,872                3,005,658
Accrued expenses                                                                             3,044,235                2,321,457
Related party debt                                                                           3,750,000                5,975,000
Current portion of long-term debt                                                            2,618,334                2,770,934
                                                                                         -------------            -------------

      Total current liabilities                                                             21,327,559               20,670,110

LONG-TERM DEBT, LESS CURRENT PORTION                                                        50,175,831               45,068,116

POSTRETIREMENT BENEFITS                                                                      1,760,316                1,593,950

DEFERRED TAXES                                                                               3,543,353                3,543,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'EQUITY:
 Convertible preferred stock Class A, 5% cumulative, $.01 par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding (aggregate liquidation value at
   July 27, 1997 and October 27, 1996 - $15,000,000)                                        13,888,049               13,667,814
 Common stock, $.01 par value; 15,000,000 authorized; 5,865,000 shares issued
   and outstanding                                                                              58,650                   58,650
 Additional paid-in capital                                                                 21,611,701               21,611,701
 Retained earnings                                                                           1,478,286                2,131,288
                                                                                         -------------            -------------

       Total                                                                                37,036,686               37,469,453
  Less treasury stock, at cost (56,324 shares at July 27, 1997 and October 27, 1996)          (449,284)                (449,284)
                                                                                         -------------            -------------

       Total stockholders' equity                                                           36,587,402               37,020,169
                                                                                         -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 113,394,461            $ 107,895,345
                                                                                         =============            =============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                 Three Months Ended                      Nine Months Ended
                                                     -----------------------------------      ----------------------------------
                                                           July 27,           July 28,            July 27,          July 28,
                                                            1997               1996                1997              1996

Net sales                                             $  38,290,250       $  33,294,650       $ 106,019,421        $  94,656,946

Cost of products sold                                    29,415,061          24,768,476          81,275,638           71,133,020
                                                      -------------       -------------       -------------        -------------

Gross profit                                              8,875,189           8,526,174          24,743,783           23,523,926

Expenses:
Selling, general and administrative                       5,006,524           4,801,301          15,063,417           14,164,205
Corporate                                                 1,128,564           1,240,029           3,681,278            3,291,506
                                                      -------------       -------------       -------------        -------------

Income from operations                                    2,740,101           2,484,844           5,999,088            6,068,215

Interest expense                                          1,048,629             951,086           3,024,006            3,013,434

Other income                                                 86,304              58,450             178,169              112,844
                                                      -------------       -------------       -------------        -------------

Income before income tax provision                        1,777,776           1,592,208           3,153,251            3,167,625

Income tax provision                                        843,325             748,028           1,455,200            1,416,966
                                                      -------------       -------------       -------------        -------------

Net income                                                  934,451             844,180           1,698,051            1,750,659

Dividends and accretion on preferred stock                 (262,297)           (256,875)           (782,735)            (766,771)
                                                      -------------       -------------       -------------        -------------


Net income available for common stockholders          $     672,154       $     587,305       $     915,316        $     983,888
                                                      =============       =============       =============        =============

Net income per common share                           $        0.12       $        0.10       $        0.16        $        0.17
                                                      =============       =============       =============        =============


Weighted average number of common shares outstanding      5,808,676           5,865,000           5,808,676            5,865,000
                                                      =============       =============       =============        =============

See notes to consolidated financial statements.

 OWOSSO CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                       Nine Months Ended
                                                                                              ------------------------------------
                                                                                                July 27,                 July 28,
                                                                                                  1997                     1996

OPERATING ACTIVITIES:
   Net income                                                                                  $ 1,698,051              $ 1,750,659
   Adjustments to reconcile net income to net cash provided by operating activities:
   Loss on sale of assets                                                                           44,985                  118,034
   Depreciation                                                                                  3,003,188                2,923,707
   Amortization                                                                                  1,608,503                1,838,919
   Changes in assets and liabilities which provided (used) cash:
     Accounts receivable                                                                        (2,655,136)              (1,526,810)
     Inventories                                                                                (3,553,907)                (916,343)
     Prepaid expenses and other                                                                   (163,479)                (159,466)
     Accounts payable                                                                            2,139,057                1,628,026
     Accrued expenses                                                                              896,012                 (167,767)
                                                                                               -----------              -----------

        Net cash provided by operating activities                                                3,017,274                5,488,959
                                                                                               -----------              -----------

   INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                  (3,986,442)              (3,366,995)
    Other                                                                                           82,067                 (647,439)
                                                                                               -----------              -----------

        Net cash used in investing activities                                                   (3,904,375)              (4,014,434)
                                                                                               -----------              -----------

   FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                   350,000                  150,000
    Borrowings from line of credit                                                               5,850,000                8,250,000
    Payments on long-term debt                                                                  (1,244,885)              (1,384,282)
    Payments on related party debt                                                              (2,225,000)              (6,875,000)
    Dividends paid                                                                              (2,130,842)              (2,146,050)
                                                                                               -----------              -----------

         Net cash provided by (used in) financing activities                                       599,273               (2,005,332)
                                                                                               -----------              -----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (287,828)                (530,807)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  839,889                1,750,236
                                                                                               -----------              -----------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   552,061              $ 1,219,429
                                                                                               ===========              ===========


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for interest                                                   $ 3,012,111              $ 2,772,259
                                                                                               ===========              ===========

    Cash paid during the period for taxes                                                      $   911,000              $ 1,380,000
                                                                                               ===========              ===========

   SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY -
    Accrual of preferred stock dividends                                                       $   187,500              $   187,500
                                                                                               ===========              ===========

    See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.    THE COMPANY

      Business - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The subsidiaries include Motor Products - Owosso Corporation (Motor Products), Motor Products-Ohio Corporation (MP - Ohio), Stature Electric, Inc. (Stature Electric), Owosso Motor Group, Inc. (Motor Group), Cramer Company (Cramer), Snowmax Incorporated (Snowmax), The Landover Company (Dura-Bond), Sooner Trailer Manufacturing Co. (Sooner), DewEze Manufacturing, Inc., including Parker Industries, Inc. (DewEze), and Great Bend Manufacturing, Inc. (Great Bend). The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (Motor Products, MP-Ohio, Stature Electric, Motor Group, Cramer, Snowmax and Dura-Bond) and Specialized Equipment (Sooner, DewEze and Great Bend). In the Engineered Component Products segment, the Company's products, primarily motors, replacement camshaft bearings and heat transfer "fin and tube" coils, are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural and turf maintenance equipment, are almost exclusively final products sold through dealers to their users. The majority of the Company's customers are located in North America.

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

      The consolidated balance sheet as of July 27, 1997 and the consolidated statements of operations and cash flows for the three and nine months ended July 27, 1997 and July 28, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of July 27, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 27, 1996 Annual Report on Form 10-K.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective fiscal 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 effective for the first quarter of fiscal 1999.



3.    INVENTORIES

      Inventories are summarized as follows:



                                                 July 27,            October 27,
                                                   1997                  1996

      Raw materials and purchased parts        $ 9,927,797           $ 8,468,218
      Work in process                            4,842,403             4,316,588
      Finished goods                             7,906,829             6,338,316
                                               -----------           -----------
      Total                                    $22,677,029           $19,123,122
                                               ===========           ===========

4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                 July 27,            October 27,
                                                   1997                  1996


       Banks                                   $37,252,694           $31,507,643
       Industrial revenue bonds                  8,988,704             9,173,642
       Former and current stockholders           6,031,299             6,842,692
       Related party debt                        3,750,000             5,975,000
       Other                                       521,468               315,073
                                               -----------           -----------

       Total long-term debt                     56,544,165            53,814,050
       Less portion due within one year          6,368,334             8,745,934
                                               -----------           -----------

       Total                                   $50,175,831           $45,068,116
                                               ===========           ===========


      The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000. Interest is payable, at the Company's option, at either the bank's prime rate (8.50% at July 27, 1997) or a variable spread (2.00% at July 27, 1997) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions, and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      The Company entered into two interest rate swap agreements, each with a $7.5 million notional amount. During the fourth quarter of fiscal 1997, the Company will begin receiving floating interest rate payments at the three month London Interbank Offered Rate in exchange for quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. The Company enters into these interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. These agreements are accounted for using settlement accounting.

5.    CONVERTIBLE PREFERRED STOCK

      In connection with the acquisition of Stature Electric in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock is convertible into the Company's common stock on a one for one basis, at the holders' option, through October 2000, at which time, the Company has the right, but is not obligated, to redeem the preferred stock for cash at its stated value of $14.00 per share. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 in 2009. The Company is accreting the value of its preferred stock to its stated value of $14.00 per share over the period ending in October

      2000, when the conversion feature of the stock expires, using the effective interest method at a rate of 7.6%.

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. To the extent that the preferred stock has not been converted by October 2000, the increasing rate dividend will be accounted for by the accrual of amounts in excess of the cash dividend through the income statement using the effective interest method. Dividends paid on the preferred stock were $187,500 for each of the three month periods ended July 27, 1997 and July 28, 1996, respectively, and $562,500 and $375,000 for each of the nine month periods ended July 27, 1997 and July 28, 1996, respectively.



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

      Cramer is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its facility is located and conduct any remedial measures which may be required. Cramer is also in negotiations with the former operator of the site concerning the reimbursement by the former operator of any costs the Company has incurred or may incur in the future in connection with this matter. The cost of any required remediation which may be incurred by the Company cannot currently be reasonably estimated, although the Company does not believe that the resolution of this matter will have a material adverse effect on the financial results of the Company.

      The Company has been named as a potentially responsible party with respect to two hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of a de minimis amount.

      Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $3.0 million of product as of July 27, 1997. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of July 27, 1997 and the results of operations for the three and nine month periods ended July 27, 1997 and July 28, 1996. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Results of Operations

Three months ended July 27, 1997 compared to three months ended July 28, 1996

Net Sales. For the third quarter of 1997, net sales were $38.3 million, an increase of 15.0% over net sales of $33.3 million in the third quarter of 1996.

In the Company's Engineered Component Products segment, net sales increased 9.3% to $21.4 million in 1997, from $19.5 million in the prior year quarter. Net sales at the Company's motor businesses increased 16.1% as a result of increased demand from existing customers, as well as sales to new customers. This increase was partially offset by a 19.6% decrease in net sales at Dura-Bond, which has been adversely affected by softening demand in the engine rebuilding market, as well as the continued reduction in sales to Federal-Mogul Corporation, which has taken the majority of its replacement camshaft bearing requirements in-house.

Net sales in the Specialized Equipment segment were $16.9 million, an 23.1% increase over net sales of $13.8 million in the third quarter of 1996. Demand for the Company's agricultural equipment continued to be strong, resulting in a 37.0% increase in net sales at the Company's agricultural equipment businesses. Net sales of aluminum trailers at Sooner increased 10.1% over the prior year quarter.

Gross Profit. For the third quarter of 1997, gross profit increased 4.1%, to $8.9 million, from $8.5 million in the prior year quarter. As a percentage of sales, gross profit decreased to 23.2% in the current year quarter, as compared to 25.6% in the prior year quarter.

Gross profit in the Engineered Component Products segment was $5.2 million, or 24.4% of net sales, as compared to $5.3 million, or 27.0% of net sales, in the prior year quarter. This decrease was primarily a result of a 41.9% decrease in gross profit at Dura-Bond, resulting from the decrease in revenues, combined with increased maintenance costs related to its valve seat and shim product line, partially offset by higher gross profit at Snowmax and the Company's motor businesses.

In the Specialized Equipment segment, gross profit increased 13.2% to $3.7 million, from $3.2 million in the prior year quarter, primarily as a result of increased sales. As a percentage of net sales, gross profit decreased to 21.7%, as compared to 23.6% in the prior year quarter. This decrease was primarily a result of changes in product mix at Parker Industries and increased labor costs at Sooner Trailers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.0 million, or 13.1% of net sales, in 1997, as compared to $4.8 million, or 14.4% of net sales, in the third quarter of 1996. In the Engineered Component Products segment, selling, general and administrative expenses were $2.6 million, or 12.3% of net sales, as compared to $2.5 million, or 12.8% of net sales, in the prior year quarter. In the Specialized Equipment segment, selling, general and administrative expenses were $2.4 million, or 14.0% of net sales, as compared to $2.3 million, or 16.7% of net sales, in the prior year quarter.

Corporate Expenses. Corporate expenses in the third quarter of 1997 were $1.1 million, as compared to $1.2 million in 1996, a decrease of 9%. Corporate expenses in the third quarter of 1996 included higher recruiting costs and severance costs related to the resignation of the Company's former chief operating officer.

Income from Operations. Income from operations increased 10.3% in the third quarter of 1997 to $2.7 million, or 7.2% of net sales, from $2.5 million, or 7.5% of net sales, in the prior year quarter.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment decreased 7.7% to $2.6 million, or 12.0% of net sales in the third quarter of 1997, as compared to $2.8 million, or 14.2% of net sales in the third quarter of 1996. This decrease was primarily attributable to reduced sales and margins at Dura-Bond, partially offset by increased business unit income at Snowmax and the motor businesses.

Business unit income in the Specialized Equipment segment before corporate expenses increased to $1.3 million, or 7.7% of sales, as compared to $947,000, or 6.9% of sales in the prior year quarter, primarily as a result of increased sales and business unit income at Great Bend.

Interest Expense. Interest expense increased to $1.0 million for the third quarter of 1997, as compared to $951,000, in 1996, reflecting a marginally higher effective interest rate.

Income Tax Provision. The Company's effective income tax rate was 47.4% in the current year quarter, as compared to 47.0% in the prior year. The Company's effective tax rates were higher than the statutory rate primarily as a result of the amortization of goodwill.

Net Income Available for Common Stockholders. The Company reported income available to common stockholders of $672,000, or $0.12 per share, as compared to $587,000, or $0.10 per share in the third quarter of 1996. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $187,500 and non-cash accretion in value of preferred stock of $74,797 ($69,375 in the prior year quarter) from net income.

Nine months ended July 27, 1997 compared to nine months ended July 28, 1996

Net Sales. Net sales for the nine months ended July 27, 1997 were $106.0 million, an increase of 12.0% over net sales of $94.7 million in the comparable prior year period.

In the Company's Engineered Component Products segment, net sales increased 10.6% to $59.7 million in 1997, from $54.0 million in 1996, primarily as a result of increased demand at the Company's motor businesses.

Net sales in the Specialized Equipment segment were $46.3 million, a 13.9% increase over net sales of $40.7 million in the prior year period. An improved economic environment for the agricultural equipment businesses resulted in an increase of 25.3% in net sales at those businesses, while net sales of aluminum trailers at Sooner increased 3.4% over the prior year.

Gross Profit. For the 1997 nine month period, gross profit was $24.7 million, or 23.3% of net sales, an increase of 5.2% over gross profit in the comparable 1996 period of $23.5 million, or 24.9% of net sales.

Gross profit in the Engineered Component Products segment increased 5.8% to $14.7 million, from $13.9 million in the prior year period, primarily as a result of increased sales. As a percentage of net sales, gross profit decreased to 24.7%, as compared to 25.8% in the prior year, primarily as a result of lower margins at Dura-Bond, partially offset by an increased gross profit margin at Snowmax.

In the Specialized Equipment segment, gross profit increased 4.3% to $10.0 million, from $9.6 million in the prior year period, primarily as a result of increased agricultural equipment sales, partially offset by lower gross profit at Sooner Trailers caused by higher labor costs and production inefficiencies. As a percentage of net sales, gross profit decreased to 21.6% in 1997, as compared to 23.6% in the prior year, primarily as a result of the lower margins at Sooner Trailer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.1 million, or 14.2% of net sales for the nine months ended July 27, 1997, as compared to $14.2 million, or 15.0% of net sales in the prior year period. In the Engineered Component Products segment, selling, general and administrative expenses were $7.9 million, or 13.3% of net sales, in 1997, as compared to $7.5 million, or 13.9% of net sales, in the prior year period. In the Specialized Equipment segment, selling, general and administrative expenses were $7.1 million, or 15.4% of net sales, as compared to $6.7 million, or 16.4% of net sales, in the prior year period.

Corporate Expenses. For the current nine month period, corporate expenses increased 11.8% to $3.7 million, as compared to $3.3 million in 1996. This increase resulted primarily from increased personnel costs and information services expenses, including higher depreciation and amortization expenses related to a computer upgrade.

Income from Operations. Income from operations was $6.0 million, or 5.7% of net sales, in the current year period, as compared to $6.1 million, or 6.4% of net sales, in the prior year period.

Business unit income, before allocation of corporate expenses, for the Engineered Component Products segment increased 5.7%, to $6.8 million, or 11.4% of net sales, in the current year period from $6.4 million, or 11.9% of sales in 1996. Increased business unit income in the motor businesses and at Snowmax was partially offset by reduced business unit income at Dura-Bond.

Business unit income in the Specialized Equipment segment before corporate expenses was $2.9 million, or 6.2% of net sales, as compared to $2.9 million, or 7.2% of sales, in 1996. The Company's DewEze and Great Bend subsidiaries had substantial increases in business unit income as compared to the prior year period. These increases were mitigated by a significant reduction in business unit income at Sooner caused by higher labor costs and production inefficiencies.

Interest Expense. Interest expense was $3.0 million in both the current year and prior year periods.

Income Tax Provision. The Company's effective income tax rate was 46.1% in the current year period, as compared to 44.7% in the prior year. The Company's effective tax rates were higher than the statutory rate primarily as a result of the amortization of goodwill.

Net Income Available for Common Stockholders. For the current nine month period, the Company reported income available to common stockholders of $915,000, or $0.16 per share, as compared to $984,000, or $0.17 per share in the prior year period. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $562,500 and non-cash accretion in value of preferred stock of $220,235 ($204,271 in 1996) from net income.

Liquidity and Capital Resources

Cash and cash equivalents decreased $288,000 to $552,000 at July 27, 1997 from the October 27, 1996 balance, exclusive of $416,000 of cash that was restricted under industrial revenue financings. Working capital increased to $25.8 million at July 27, 1997 from $20.4 million at October 27, 1996, primarily as a result of seasonal increases in inventory and accounts receivable and the repayment of current maturities of related party debt issued in connection with the purchase of Stature, using proceeds from the Company's long-term revolving credit agreement.

Net cash provided by operating activities was $3.0 million in the current year period, as compared to $5.5 million in the prior year period. This decrease was attributable to marginally lower operating results and increased levels of accounts receivable and inventories, as a result of increased sales and seasonal increases, partially offset by increased levels of accounts payable.

Net cash used in investing activities was $3.9 million, and consisted principally of capital expenditures for equipment. Of this amount, approximately $2.4 million was invested in the Engineered Component Products segment and $1.4 million in the Specialized Equipment segment. The Company expects to incur approximately $1.5 million in additional capital expenditures through the remainder of the fiscal year, primarily for added capacity and production efficiencies in the Engineered Component Products segment.

Net cash provided by financing activities was $599,000 and included borrowings under the Company's $55.0 million revolving credit agreement of $5.9 million, debt repayments of $3.5 million and the payment of dividends of $2.1 million.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At July 27, 1997, $35.9 million was outstanding and $19.1 million was available for additional borrowing under this agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2% at July 27, 1997. The agreement contains customary financial and other covenants, including fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. The covenants were amended in the second quarter of fiscal 1997 to reduce the required levels of net worth and to increase the maximum allowable ratio of total debt to cash flow. In addition, the definition of the fixed charge coverage ratio was changed and the leverage covenant was eliminated. The Company anticipates being in compliance with these covenants for the foreseeable future.

During fiscal 1996, the Company entered into interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The agreements require the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% for five years, beginning in the fourth quarter of 1997, in exchange for receiving payments at the three month London Interbank Offered Rate.

The Company believes that anticipated funds to be generated from future operations and available credit facilities will be sufficient to meet anticipated operating and capital needs. Depending upon the future growth of the business, additional financing may be required.

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

         Employees at the Company's Motor Products subsidiary are represented by a labor union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743. The collective bargaining agreement governing such employees expires on September 13, 1997. Although negotiations with the union are proceeding, any work stoppage could adversely affect the Company's results of operations.

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

         Acquisitions are an important part of the Company's growth strategy. Acquisitions may have a dilutive effect on the Company's earnings and could adversely affect the Company's available credit and interest costs. Conversely, the Company may from time to time divest of product lines or business units. Any such divestiture may involve costs of disposition or losses on the disposition that could adversely impact the Company's results.

Part II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                   Description

3.2                        By-Laws of the Company, as amended June 5, 1997

27                         Financial Data Schedule


(b)      Form 8-K

                           No reports on Form 8-K were filed during the period ended July 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                      OWOSSO CORPORATION



                       By:  /s/  George B. Lemmon, Jr.
                           ---------------------------------
                                 George B. Lemmon, Jr.
                                 Chief Executive Officer




                       By:  /s/  John H. Wert, Jr.
                           ---------------------------------
                                 John H. Wert, Jr.
                                 Senior Vice President - Finance and Chief
                                 Financial Officer




Date:    September 5, 1997

                                Index to Exhibits



Exhibit Number           Description
- --------------           -----------

3.2                      By-Laws of the Company, as amended June 5, 1997

27                       Financial Data Schedule