Form 10-K
period 1997-10-26
OWOSSO CORP
filed 1998-01-26
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 26, 1997      Commission file number: 0-25066

                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            23-2756709
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


       The Triad Building, 2200 Renaissance Boulevard,
                Suite 150, King of Prussia, PA              19406
            (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (610) 275-4500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No      .
                                       -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 21, 1998, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $22,500,000.

On January 21, 1998, 5,808,676 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 18, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

Item 1. Business

Overview

         Owosso Corporation ("the Company") is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. By operating in narrowly defined niche markets, the Company seeks to achieve revenue growth through market penetration and new product development, while maximizing profit margins. The Company has also grown historically by acquiring businesses, and acquisitions remain a key element of the Company's growth strategy. The Company currently has manufacturing facilities in nine states and sells its products nationwide.

         The Company's subsidiaries included in the Engineered Component Products segment are Motor Products - Owosso Corporation ("Motor Products") acquired in 1973, Motor Products - Ohio Corporation ("MP-Ohio") incorporated in 1995, Stature Electric, Inc. ("Stature") acquired in October 1995, Owosso Motor Group, Inc, ("Motor Group") acquired in September 1996 and Cramer Company ("Cramer") acquired in 1984 (collectively, the "Motor Companies"). The Engineered Component Products segment also includes Snowmax, Incorporated, ("Snowmax") acquired in 1989 and The Landover Company doing business as Dura-Bond Bearing Company ("Dura-Bond") acquired in 1987.

         The Company's subsidiaries included in the Specialized Equipment segment are DewEze Manufacturing, Inc., ("DewEze") acquired in 1991, which includes the operations of Parker Industries, acquired in 1985, and Great
Bend Manufacturing, Inc. ("Great Bend") acquired in May 1995, (collectively the "Agricultural Equipment Companies"), and Sooner Trailer Manufacturing Co. ("Sooner") acquired in 1994.

Strategy

         The Company's objective is to maximize operating results through revenue growth while maximizing profit margins. Components of the Company's strategy include the following:

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

         Leverage Management Functions. The Company's business units are managed on a decentralized basis, allowing operating management to concentrate on producing and delivering competitive products and to respond quickly to market conditions. Corporate level management coordinates strategic direction, oversees implementation of the Company's business plans with operating management and regularly monitors continuous operating improvement. Cash management, risk management, management information systems, certain employee benefits and other services are consolidated at the corporate level, allowing the Company to gain purchasing leverage and realize operating efficiencies. The Company seeks to maximize operating company profitability by introducing best practices and standardized operating measurements to its businesses. Similarly, the Company brings its operating businesses into a centralized management information system to enhance controls and leverage its management information system capabilities.

         Focus on Components Business. The Company's plans for expansion will focus on its engineered component products businesses, which management believes fit most logically into the Company's management systems. The Company expects that engineered component products will comprise an increasing percentage of the total business.

Products

         Engineered Component Products

         The Company's Engineered Component Products business consists of the Motor Companies (Stature, Motor Products, MP-Ohio, the Motor Group and Cramer) and Snowmax and Dura-Bond. The Motor Companies manufacture electric motors and timers, primarily for use in non-automotive transportation, healthcare and other industrial applications. Snowmax is a manufacturer of heat transfer coils for use in commercial refrigeration, non-automotive transportation and light commercial and residential heating and air conditioning. Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. The products manufactured by the Motor Companies and Snowmax are sold primarily to original equipment manufacturers, which incorporate these components into their end products. Dura-Bond sells its products to engine rebuilders through distributors. The Company seeks to expand its Engineered Component Products segment by increasing sales to customers who value the Company's quality and service, by introducing new products in its existing markets and by expanding into new markets where its existing products can successfully be adapted.

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

         The Company's experienced engineering staff designs new products and adapts existing motors and timers to meet relatively stringent size, performance and quality standards of customers. The Company utilizes computer aided design systems to facilitate fast turnaround on custom-engineered prototypes, in some cases as quickly as 48 hours after a customer details its specific needs to the Company. The sales and marketing for Motor Products, MP-Ohio and Stature is centralized with Motor Group, a manufacturers' representative firm which was acquired in 1996.

         Heat Transfer Coils. The Company designs and manufactures fin and tube heat transfer coils which are used in a variety of heating and cooling applications, including commercial refrigeration, truck, bus and van heating and air conditioning systems and commercial and residential heating and air conditioning. The Company's engineering staff continually designs variations of the Company's standard coils to meet particular customer requirements and applications. In addition to offering value-added services, the

Company invests in capital improvements needed to develop and manufacture additional varieties of fin and tube coil products.

         Camshaft Bearings and Valve Seats and Shims. The Company's principal camshaft bearings products are replacement camshaft bearings for internal combustion gasoline engines in automobiles, trucks and farming equipment. Replacement camshaft bearings are an integral component used in rebuilding cast iron engines. The Company believes it is the leading supplier of single piece all-round replacement camshaft bearings for cast iron engines, which the Company manufactures by using a specialized babbitting process to coat a steel tube with a lead based alloy and then machining the tube to the precise tolerances required for a specific application. In fiscal 1997, 1996 and 1995, the Company sold replacement camshaft bearings suitable for use in rebuilding approximately 1,700,000, 1,900,000 and 2,300,000 cast iron engines, respectively. In fiscal 1996, the Company added a line of valve seats and shims to this product line through its acquisition of Snyder Industries. Sales of valve seats and shims represent less than 10% of Dura-Bond's total sales.

         Specialized Equipment

         The Company's Specialized Equipment business is conducted through its DewEze, Sooner and Great Bend subsidiaries. DewEze designs and manufactures flatbed hay bale handlers and processing equipment, commercial mowers and hydraulic power systems marketed under the DewEze brand name and grain wagons, auger carts, weigh wagons and related agricultural equipment marketed under the Parker brand name. Sooner designs and manufactures all-aluminum trailers, primarily horse, livestock and other specialty trailers. Great Bend designs and manufactures front-end loaders, which are designed to attach to tractors.

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

         Commercial Turf Maintenance Equipment. The Company believes that it is the leading supplier of commercial mowers designed specifically for use on sloped surfaces in the U.S. market. The Company's patented hydraulic lawn mowers, designed and marketed by DewEze, allow the driver's seat to remain vertical, even while mowing along the side of terrain with up to a 30 degree slope. This design provides a higher degree of driver safety and comfort on sloped surfaces than is currently available on conventional riding mowers. In addition, two mowing decks allow the operator to mow culverts and ridges more efficiently than with other mowing equipment.

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

         Trailers. The Company manufactures and distributes all-aluminum horse and livestock trailers, as well as all-aluminum trailers for carrying automobiles and general cargo, all under the Sooner brand name. Sooner trailers are the official trailers of the American Quarter Horse Association. Over seventy-five percent of the trailers sold by Sooner in fiscal 1997 were horse trailers, and the Company expects horse trailers to continue to be Sooner's primary product.

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

         The Company intends to expand Sooner's operations by broadening its geographic coverage through the expansion of its dealer network and by adding new models and product lines.

         Front-End Loaders. The Company manufactures and distributes front-end loaders which are designed to be attached to tractors ranging in size from 20 to 180 horsepower. The Company designs mounting brackets to allow the loader to be attached to over 800 different tractor models. Through its Hot Shot(TM) program, most models of Great Bend loaders can be delivered to a customer within four days of order. The front-end loaders are marketed under the Great Bend brand name to end users through independent dealers as well as to tractor manufacturers which incorporate the front-end loaders into their tractors.

Manufacturing

         The Company's manufacturing operations are conducted independently in separate facilities by each of the Company's business units. The Company regularly invests in improvements to its manufacturing facilities. While the Company believes that its manufacturing operations, in general, have adequate capacity and flexibility to meet current and anticipated demand for its products, the Company may from time to time acquire new facilities or increase the size of its existing facilities in order to accommodate the growth of the Company's business. Throughout its operations, the Company has installed inventory and production control systems to optimize inventory levels and provide production flexibility and better material flow. Additional cost and production flexibility advantages are derived from the Company's quick change tooling and computer numerical control ("CNC") equipment, which facilitate reduced production changeover and equipment set-up time.

         The manufacturing operations of the Company's Engineered Component Products segment are highly integrated, permitting almost all component parts to be produced by the Company when needed. This vertical integration, together with the Company's CNC equipment and quick change tooling, results in lower production costs, higher product quality and greater manufacturing flexibility, and minimizes a business' reliance on outside suppliers for component parts. Managing for quality assurance is an integral part of the Company's strategy for continuous operating improvement. Computer aided design systems are utilized at all of the Company's production operations, with the exception of Sooner, which will implement computer aided design systems in fiscal 1998.

         The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. In certain cases, where it has an impact on improving quality control or cost control, the Company obtains raw materials and component parts from sole source suppliers. The Company believes that there are other available sources that the Company could utilize if necessary. The Company's suppliers are predominantly based in the United States, although certain materials are obtained from foreign countries. The Company believes that its sources of raw materials are adequate for its needs.

Marketing

         Engineered Component Products

         The Company's motors and timers and heat transfer coils are marketed directly to original equipment manufacturers and distributors by Company salespersons and independent sales representatives. Sales and marketing for Motor Products, MP-Ohio and Stature is centralized within Motor Group, a manufacturers' representative firm acquired in 1996. The Company's replacement camshaft bearings and valve seats and shims are marketed primarily to a limited number of large brand name distributors, and to a lesser extent to engine rebuilders, the end users of Dura-Bond's products. While sales are targeted primarily to customers in North America, the Company intends to expand its international sales.

         Specialized Equipment

         The Company's specialized equipment is marketed by Company salespersons and independent manufacturers' representatives, selling primarily to independent dealers, which resell the equipment to end users. End users of the Company's bale handling and processing equipment and grain handling equipment are typically farmers and ranchers. The Company's all-terrain mowing equipment is sold direct, primarily to state and local municipalities, airports, schools, hospitals and cemeteries. Garages, tow truck operations and specialty vehicle manufacturers are among the principal end users of the Company's hydraulic power systems. In order to increase inventory availability of Parker grain handling equipment in dealers' showrooms, the Company offers extended payment plans to dealers, allowing them to defer payment until mid-October following the purchase date. This coincides with the fall harvest season when most farmers purchase these products from dealers. Sooner's trailers are sold through independent dealers primarily to horse owners, farmers, ranchers, breeders and trainers. Sooner and Deweze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Great Bend sells its front-end loaders primarily to farmers and ranchers through its dealer network, and to a lesser extent to tractor manufacturers which incorporate the front-end loaders into their tractors.

Competition

         Engineered Component Products

         The Company competes with numerous companies in the motors and timers business, some of which have greater financial, technical and marketing resources than the Company. Competition is based on design and application engineering capabilities and product reliability and quality, as well as price. The Company seeks customers who need medium-sized production runs and have higher service requirements, and believes that this strategy enables it to compete effectively against its larger competitors, which typically have production systems that are geared toward longer, higher volume production runs.

         The Company faces competition in the heat transfer coils business from several companies, two of which have significantly greater resources than the Company. The Company believes that its heat transfer coils subsidiary has the production capabilities necessary to manufacture essentially the same products as larger suppliers of heat transfer coils competing in the Company's markets. The Company believes that these capabilities, together with the responsiveness of the Company's value-added engineering and design services and production flexibility, provide its heat transfer coils business with a competitive advantage over these larger competitors.

         Dura-Bond, the Company's replacement camshaft bearings unit, faces competition principally from manufacturers of laser-stitched bearings (bearings which are welded into a round configuration), which the Company believes are less durable than the Company's bearings. The Company's principal competitor in this area is Federal-Mogul Corporation. The Company also faces competition in the all-round replacement camshaft bearings market from one foreign competitor with a lower production capacity than the Company and limited U.S. sales. The Company competes favorably against that competitor based on the Company's reputation for product quality.

         Specialized Equipment

         In the Specialized Equipment segment, the Company competes against several companies with respect to each of its product lines. In certain of the product lines, such as the flatbed bale handlers and the grain handling equipment, the Company's brand name recognition and reputation for high quality and durability outweigh the need to be the low cost provider. In the slope mower market, the Company competes based primarily on the unique patented design and features of its mower products. Sooner's all-aluminum trailers compete primarily based on product quality, durability, weight and brand name recognition. Great Bend competes primarily based on rapid order delivery, product quality, its ability to fit loaders to a wide variety of tractors, as well as price. For other product lines, competition is based on product features, quality, durability and reputation, as well as price.

Backlog

         The Company's backlog of unfilled orders as of December 21, 1997 and December 22, 1996 was as follows:



                                                  December 21,     December 22,
                                                      1997             1996
                                                  ------------     ------------
                                                         (In thousands)
      Engineered Component Products                 $29,195          $28,300
      Specialized Equipment                          12,735           10,724
                                                     ------           ------
      Total                                         $41,930          $39,024
                                                    =======          =======

The Company expects to fill substantially all of the December 21, 1997 backlog by the end of fiscal 1998.

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

Employees

         The Company has approximately 1,500 employees, of which approximately 160 employees at its Owosso, Michigan facility are represented by a labor union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a four-year collective bargaining agreement which expires in 2001. The Company believes that its relationship with its employees is good.

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

         John Annin joined the Company as president of the Parker Industries division of DewEze in April 1996. Prior to joining Parker, Mr. Annin had served as president of Herschel Corp., a manufacturer of replacement parts for agricultural equipment from 1991 until 1995. Prior to 1991, Mr. Annin held various managerial positions at Farmhand, Inc., a manufacturer of agricultural equipment, rising to executive vice president and chief operating officer.

         Gerry Averett has been president of Snowmax since October 1995. Prior to that, Mr. Averett was the General Manager of Snowmax since June 1993. From January 1992 until he joined the Company, Mr. Averett was the President and owner of a metal fabrication business. From January 1990 to January 1992, he served as General Manager of a division of Aspen Coils, which manufactured evaporator coils. Prior to that, Mr. Averett held various sales management and production management positions within the heating, ventilation and air conditioning industry.

         Charles Barnett has been the president of Dura-Bond, which manufactures replacement camshaft bearings and valve seats and shims, since January 1995. Prior to 1995, Mr. Barnett served as General Sales and Marketing Manager for Red Dot Corporation, a manufacturer of custom heating and air conditioning units for the transportation industry, since 1992. Prior to that, he was the General Sales Manager at Paccar Parts from 1989 to 1992. Mr. Barnett began his career with the AC-Delco Parts Division of General Motors in 1971, where he rose to Regional Sales Manager before moving to Paccar.

         James Callaway, president of Sooner Trailer, which manufactures the Company's aluminum trailers, joined Sooner as executive vice president in January 1997, succeeding the former president in February 1997. Prior to 1997, Mr. Callaway served as president of Quincy Design and Manufacturing Company of Quincy, Illinois until that company's recent acquisition. Before joining Quincy in 1992, Mr. Callaway was director of sales and interim president of Hesston Corporation of Hesston, Kansas for which he had worked in various management positions since 1972.

         Stephen Hughbanks has served as president of Great Bend Manufacturing, which manufactures the Company's front-end loaders, since October 1996. Before joining Great Bend, Mr. Hughbanks was plant manager of the automotive division of Avery Dennison Corporation, a QS/ISO 9000 automotive supplier where he had worked since 1989. Prior to his work at Avery Dennison, Mr. Hughbanks was plant manager for Coleman Company's heating and air conditioning division.

         Randall James has been the president of Stature, which produces fractional and integral horsepower motors, since its acquisition by the Company in October 1995. Prior to the acquisition, Mr. James was Vice President and Director of Product Engineering of Stature, and served as an officer and was a principal stockholder of Stature since he co-founded Stature in 1974. In connection with the Company's acquisition of Stature, Mr. James entered into an employment agreement with Stature which expires in October 1998.

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

         William Rohm has been the president of Motor Products, which produces fractional horsepower motors for the Company, since November 1986. Before joining Motor Products, he served as the Vice President of Marketing and Sales at Barber Coleman's Small Motor Company Division, a competing motor manufacturer, from 1984 to 1986. He served as President of RAE Corporation, a competing motor manufacturer, from 1976 to 1984. Prior to 1976, he served in various sales and sales management positions with Reliance Electric, which manufactures motors, drives and controls.

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

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

Executive Officers of the Company

The executive officers of the Company are:

         Name                        Age             Position
         ----                        ---             --------

George B. Lemmon, Jr................... 36         President, Chief Executive Officer, and Director

Harry Holiday, III .................... 41         Executive Vice President and Chief Operating Officer

John H. Wert, Jr. ..................... 37         Senior  Vice  President  - Finance,  Chief  Financial
                                                   Officer, Treasurer and Secretary

Brian D. Tidwell ...................... 36         Vice President of Operations

         George B. Lemmon, Jr. became President of the Company in May 1996, and has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since March 1994. Mr. Lemmon was also the Company's Secretary and Treasurer from March 1994 until June 1996. From January 1995 to August 1995, Mr. Lemmon served as Executive Vice President - Corporate Development. From March 1994 until January 1995, Mr. Lemmon was the Company's Executive Vice President and Chief Financial Officer. Mr. Lemmon served as Chief Financial Officer of Brynavon Group from 1990 to October 1994. He had held various managerial and sales positions with Brynavon Group since 1983.

         Harry Holiday, III joined the Company as its Executive Vice President and Chief Operating Officer in November 1996. Prior to joining the Company, Mr. Holiday served as vice president of operations at two subsidiaries of Emerson Electric Co. where he had worked since 1992. His most recent position was at Emerson's E.L. Wiegand subsidiary, a manufacturer of electric heating elements, capital equipment and controls with annual revenues of approximately $120 million. Prior to his positions at Emerson, Mr. Holiday served in various managerial and engineering capacities at General Electric where he had worked since 1982.

         John H. Wert, Jr. has served as Senior Vice President - Finance of the Company since March 1994, and became the Company's Chief Financial Officer in January 1995 and Secretary and Treasurer in June 1996. Mr. Wert joined the Company from NBD Bank, N.A., where he had been Vice President in the Michigan Banking Division since 1988. From 1988 to 1992, Mr. Wert was NBD Bank's relationship manager for Brynavon Group and its affiliates, including the Company's business units. From 1982 to 1988, Mr. Wert was a banker at J.P. Morgan & Company, becoming a Vice President in 1988.

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

Item 2.  Properties

         The Company maintains manufacturing facilities with approximately 625,000 square feet in nine states. The following table sets forth information relating to the Company's manufacturing facilities. Unless otherwise indicated, the Company owns these manufacturing facilities.





                                                                                Total Square        Manufacturing
Business Segment                    Location                                      Footage           Square Footage
----------------                    --------                                      -------           --------------

Engineered Component
Products                            Owosso, Michigan                             86,900                 67,400
                                    Watertown, New York (1)                      82,000                 77,800
                                    Old Saybrook, Connecticut (2)                79,400(3)              32,100
                                    Barberton, Ohio (4)                          29,700                 27,400
                                    Carson City, Nevada (5)                      75,100                 59,600
                                    Kilgore, Texas (6)                           90,000                 86,600

Specialized Equipment               Harper, Kansas (7)                           51,700                 44,500
                                    Jefferson, Iowa                              58,450                 48,750
                                    Duncan, Oklahoma (8)                        122,000                112,300
                                    Great Bend, Kansas (9)                       76,300                 68,300

-----------

(1) This facility is subject to a mortgage securing a $1.8 million industrial revenue bond financing.

(2) The lease for this facility expires in 1999 and provides for annual rental payments of approximately $487,000.

(3)  Not including 38,200 square feet subleased to unaffiliated third parties.

(4) The lease for this facility expires in 2000 and provides for annual rental payments of approximately $83,000.

(5) This facility is subject to a mortgage securing a $5.0 million industrial revenue bond financing.

(6)  This facility is subject to a $536,000 mortgage.

(7) The lease for this facility expires in 2003 upon the payment in full of an industrial revenue bond financing, with a remaining principal balance of $990,000, at which time the fee interest in the facility will be transferred to the Company.

(8)  This facility is subject to a $826,000 mortgage.

(9) This facility is subject to a mortgage which secures a $935,000 industrial revenue bond financing.

           The Company leases its principal offices, located in King of Prussia, Pennsylvania, which consist of approximately 12,700 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $190,000 plus taxes and certain other charges, with future rental increases at specific rates set forth in the lease, increasing to $305,000 by October 1999 through 2006. The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings

         Other that as discussed under "Environmental and Safety Regulations" in
Item 1, the Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the Nasdaq National Market under the symbol "OWOS." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

         Fiscal year ended October 26, 1997             High             Low
         -----------------------------------------------------------------------

                  First Quarter                       $ 8 1/8          $ 5 3/4
                  Second Quarter                      $ 8 1/4          $ 7
                  Third Quarter                       $ 8 1/8          $ 6 7/8
                  Fourth Quarter                      $ 8              $ 7 3/8

         Fiscal year ended October 27, 1996             High            Low
         -----------------------------------------------------------------------

                  First Quarter                       $ 11 1/4         $ 8 3/8
                  Second Quarter                      $ 10 1/8         $ 7 1/2
                  Third Quarter                       $  9 1/2         $ 7 1/4
                  Fourth Quarter                      $  7 5/8         $ 5 5/8

         As of January 16, 1998, there were approximately 100 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 1,100.

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

Item 6.  Selected Financial Data

         The consolidated statement of operations data set forth below are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  Oct. 26,     Oct. 27,      Oct. 29,      Oct. 30,     Oct. 31,
Year Ended:                                         1997        1996         1995(1)       1994 (2)      1993+
-----------                                       --------     -------       --------      --------    ---------
                                                              (in thousands, except per share date)
STATEMENT OF OPERATIONS DATA:
Net sales                                         $143,061     $128,216      $108,001       $73,799      $64,659
Cost of products sold                              109,155       98,282        77,629        52,750       45,838
                                                  --------      -------       -------        ------       ------
Gross profit                                        33,906       29,934        30,372        21,049       18,821
Selling, general and administrative expenses        20,495       19,488        13,920         9,487        8,518
Corporate expenses                                   4,816        4,444         3,683         2,417        2,304
                                                  --------      -------       -------         -----       ------
Income from operations                               8,595        6,002        12,769         9,145        7,999
Interest expense                                     4,143        4,081         2,876         1,855        2,424
Interest and other income                              199          202           390           698          480
                                                  --------      -------       -------           ---       ------
Income before income taxes and cumulative
         effect of accounting change                 4,651        2,123        10,283         7,988        6,055
Income tax  provision (benefit)                      2,100        1,275         3,900         (801)           --
Cumulative effect of accounting change                  --           --            --            --       (1,017)
                                                  --------     --------       -------      --------       ------
Net income                                          $2,551         $848        $6,383        $8,789       $5,038
                                                  --------     --------       -------      --------       ------
Dividends and accretion on preferred stock          (1,047)      (1,025)           --
                                                  --------     --------       -------
Net income (loss) available to
               common stockholders                  $1,504        ($177)       $6,383
                                                    ======     =========      =======

Net income (loss) per common share                   $0.26       ($0.03)        $1.09
                                                    ======     =========      =======
Weighted average number of common shares
         outstanding                                 5,809        5,839         5,865
                                                    ======     =========      =======


PRO FORMA DATA:
Income before pro forma tax provision and
   cumulative effect of accounting change                                                     $7,988         $6,055
Pro forma tax provision (3)                                                                    2,836          2,090
                                                                                               -----          -----
Pro forma income before cumulative effect of
   accounting change                                                                           5,152          3,965
Cumulative effect of accounting change net of
   pro forma tax benefit of $346                                                                              (617)
                                                                                               -----          -----
Pro forma net income                                                                          $5,152         $3,294
                                                                                              ======         ======
Pro forma net income before cumulative effect
   of accounting change per common share                                                       $1.06          $0.82
Cumulative effect of accounting change per
   common  share                                                                                             $(0.14)
                                                                                                             ------
Pro forma net income per common share                                                          $1.06          $0.68
                                                                                               =====          =====
Pro forma common shares outstanding (4)                                                        4,847          4,833
OTHER DATA:
Capital expenditures                                 $5,335        $4,346        $4,437       $2,000         $1,290
Depreciation and amortization                         6,200         6,298         4,213        2,786          2,968
EBITDA (5)                                           14,795        12,300        16,982       11,931         10,967


                                                   Oct. 26,      Oct. 27,      Oct. 29,     Oct. 30,       Oct. 31,
                                                     1997          1996          1995         1994           1993
                                                   --------      --------      --------     --------       --------
                                                                           (In thousands)
BALANCE SHEET DATA:
Working capital                                     $24,611       $20,385       $20,564      $18,489        $14,405
Total assets                                        111,681       107,895       108,719       66,118         45,543
Total short-term and long-term obligations           54,848        53,814        52,799       33,106         23,360
Stockholders' equity                                 36,730        37,020        39,570       21,671         13,752

+    53-week fiscal year.

(1) Includes the results of operations of Great Bend from May 1, 1995, the date of its acquisition. Excludes the results of operations of Stature, which was acquired as of October 29, 1995.

(2) Excludes the results of operations of Sooner, which was acquired as of October 30, 1994.

(3) Reflects federal income taxes as if the Company had not been an S Corporation during these periods.

(4) Includes an additional 833,000 shares assumed to be outstanding necessary to reflect a non-cash S corporation distribution of $10.0 million to its shareholders (on account of previously taxed income).

(5) EBITDA represents income before income taxes, interest expense, interest and other income and depreciation and amortization expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Consolidated Statements of Cash Flows, and the related notes thereto included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. The Company's subsidiaries included in the Engineered Component Products segment are Motor Products - Owosso Corporation, Motor Products - Ohio Corporation, Stature Electric, Inc., Owosso Motor Group, Inc, and Cramer Company (collectively, the "Motor Companies"), Snowmax, Incorporated, ("Snowmax") and The Landover Company ("Dura-Bond"). The Motor Companies manufacture electric motors and timers, primarily for use in non-automotive transportation, healthcare and other industrial applications. Snowmax is a manufacturer of heat transfer coils for use in commercial refrigeration, non-automotive transportation and light commercial and residential heating and air conditioning. Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. The products in this segment are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. The Company's subsidiaries included in the Specialized Equipment segment are DewEze Manufacturing, Inc., including Parker Industries, ("DewEze") and Great Bend Manufacturing, Inc. ("Great Bend"), (collectively the "Agricultural Equipment Companies"), and Sooner Trailer Manufacturing Co. ("Sooner"). DewEze manufactures hay bale handling and processing equipment, all-terrain commercial mowers and grain handling equipment. Great Bend manufactures front-end loaders. Sooner manufactures all-aluminum trailers, primarily horse and livestock trailers. The products included in the Specialized Equipment segment are sold through independent dealers to their end users, typically horse owners, ranchers, farmers and municipalities.

The Company's net sales for the fiscal year ended October 26, 1997 were $143.1 million, of which net sales of products manufactured by subsidiaries in the Engineered Component Products segment accounted for 55.2% of total net sales. Net sales from the Specialized Equipment segment accounted for 44.8% of net sales. Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. In 1997, the Company's consolidated business unit income was $13.4 million, of which $8.9 million, or 66.4% of total business unit income, was from the Engineered Component Products segment and $4.5 million, or 33.6% of the total, was from the Specialized Equipment segment.

Selected financial results for the Company by business unit and by segment are set forth below:

Segment and Business Unit Operating Results
(In thousands)
                                                            October 26,      October 27,     October 29,
Fiscal Year Ended                                              1997             1996            1995
--------------------------------------------------------------------------------------------------------
Net sales:
Engineered Component Products:
      Fractional and integral HP motors(1)                  $  46,865        $  39,066         $ 20,786
      Subfractional HP motors and timers                        7,528            8,631            8,916
      Heat transfer coils                                      15,515           14,904           16,806
      Replacement camshaft bearings
           and valve seats/shims (2)                            9,042            9,386           10,867
                                                              -------          -------          -------
Total Engineered Component Products                         $  78,950        $  71,987         $ 57,375
                                                              =======          =======          =======
Specialized Equipment:
      Aluminum trailers                                     $  30,308        $  28,739         $ 30,327
      Grain handling equipment                                 12,697           10,749            7,897
      Front-end loaders (3)                                    13,689           10,065            5,336
      Bale handling/processing
           equipment and mowers                                 7,417            6,676            7,066
                                                             --------          -------          -------
Total Specialized Equipment                                 $  64,111        $  56,229         $ 50,626
                                                             ========          =======          =======
Total net sales                                             $ 143,061        $ 128,216         $108,001
                                                             ========          =======          =======
Business unit income (4):
Engineered Component Products:
      Fractional and integral HP motors(1)                   $  6,168         $  4,857         $  4,428
      Subfractional HP motors and timers                         (197)            (191)             445
      Heat transfer coils                                       1,558             (448)           1,356
      Replacement camshaft bearings
           and valve seats/shims (2)                            1,377            2,594            3,458
                                                              -------          -------           ------
Total Engineered Component Products                          $  8,906         $  6,812         $  9,687
                                                              =======          =======           ======
Specialized Equipment:
      Aluminum trailers                                      $  1,243         $  1,789         $  5,359
      Grain handling equipment                                  1,044            1,265              800
      Front-end loaders (3)                                     1,466              428              118
      Bale handling/processing
           equipment and mowers                                   752              152              508
                                                              -------          -------          -------
Total Specialized Equipment                                  $  4,505         $  3,634         $  6,785
                                                              =======          =======          =======
Total business unit income                                   $ 13,411         $ 10,446         $ 16,472
                                                              =======          =======          =======

(1) Includes results of Stature Electric from October 30, 1995, its date of acquisition, and Owosso Motor Group, Inc. from October 1, 1996, its date of acquisition.
(2) Includes results of Snyder Industries, Inc., a manufacturer of valve seats and shims, from August 15, 1996, its date of acquisition.
(3) Includes results of Great Bend from May 1, 1995, its date of acquisition.
(4) Business unit income is calculated before corporate expenses.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Consolidated Statements of Operations as set forth on page F-2 and the Segment and Business Unit Operating Results, set forth above, bear to net sales.


                                           October 26,      October 27,      October 29,
Fiscal Year Ended                             1997             1996             1995
                                           -----------      -----------      -----------
Net sales:
Engineered Component Products                  55.2%            56.1%            53.1%
Specialized Equipment                          44.8%            43.9%            46.9%
Total net sales                               100.0%           100.0%           100.0%

Gross profit:
Engineered Component Products                  24.7%            24.0%            28.9%
Specialized Equipment                          22.4%            22.5%            27.2%
Total gross profit                             23.7%            23.3%            28.1%

Business unit income(1):
Engineered Component Products                  11.3%             9.5%            16.9%
Specialized Equipment                           7.0%             6.5%            13.4%
Total business unit income                      9.4%             8.1%            15.2%

Corporate expenses                              3.4%             3.5%             3.4%
Income from operations                          6.0%             4.7%            11.8%
Interest expense, net                           2.9%             3.2%             2.7%
Income before income taxes                      3.3%             1.7%             9.5%
Net income available to
       common stockholders(2):                  1.1%            -0.1%             5.9%

(1) Business unit income is calculated before corporate expenses.

(2) As calculated after deduction of $750,000 in preferred stock dividends for both 1997 and 1996 and after the deduction of the accretion of the book value of preferred stock of $297,000 and $275,000 for 1997 and 1996, respectively.


Year ended October 26, 1997 compared to year ended October 27, 1996

Net sales. For the year ended October 26, 1997, net sales were $143.1 million, an increase of 11.6% over 1996 net sales of $128.2 million.

In the Company's Engineered Component Products segment, net sales increased 9.7% to $79.0 million in 1997 from $72.0 million in 1996, primarily due to a $6.7 million, or 14.0%, increase in sales at the Motor Companies as a result of increased volume with both new and existing customers. Sales at Snowmax increased 4.1% over the prior year, despite the discontinuation of the "A" coil line in 1996. Sales at Dura-Bond declined 3.7% from 1996, primarily as a result of a general decline in the automotive after-market business.

Net sales in the Specialized Equipment segment were $64.1 million, a 14.0% increase over 1996 net sales of $56.2 million. An improved economic environment for the

Agricultural Equipment Companies resulted in an increase of 23.0%, or $6.3 million, in net sales at those businesses, while sales of aluminum trailers at Sooner increased 5.5%, or $1.6 million over the prior year.

Gross profit. For 1997, gross profit increased 13.3% to $33.9 million, or 23.7% of net sales, from $29.9 million, or 23.3% of net sales, in 1996.

Gross profit in the Engineered Component Products segment was $19.5 million, or 24.7% of net sales, as compared to $17.3 million, or 24.0% of net sales, in the prior year. The increase in gross profit in this segment was primarily a result of increased sales at the Motor Companies and improved operating results at Snowmax, partially offset by lower margins at Dura-Bond. Gross profit for 1996 was adversely affected by an inventory reduction program at Snowmax that resulted in a decrease in gross profit of $733,000 and which did not have an effect on gross profit in 1997.

In the Specialized Equipment segment, gross profit increased 13.6% to $14.4 million, or 22.4% of net sales, from $12.6 million, or 22.5% of net sales, in 1996. The increase in gross profit in this segment was primarily a result of increased sales at the Agricultural Equipment Companies, partially offset by a 2.2% decrease in gross profit at Sooner as a result of higher labor costs and production inefficiencies, primarily during the first half of the year.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 14.3%, or $20.5 million, from 15.2% of net sales, or $19.5, million in 1996. In the Engineered Component Products segment, selling, general and administrative expenses decreased to 13.4% of net sales, or $10.6 million, from 14.6% of net sales, or $10.5 million in 1996. In the Specialized Equipment segment, selling, general and administrative expenses decreased to 15.4% of net sales, or $9.9 million in 1997 from 16.0%, or $9.0 million in 1996. The increase in selling, general and administrative expenses in the Specialized Equipment segment was primarily a result of increased advertising and promotional costs and sales salaries at Sooner, along with increased sales and administrative salaries, commissions and legal and professional fees at the Agricultural Equipment Companies.

Corporate expenses. Corporate expenses in 1997 were $4.8 million, or 3.4% of net sales, as compared to $4.4 million, or 3.5% of net sales, in the prior year. Corporate expenses increased primarily as a result of increased personnel costs and information services expenses, including higher depreciation and amortization related to a computer upgrade.

Income from operations. Income from operations increased 43.2% to $8.6 million, or 6.0% of net sales in 1997 from $6.0 million, or 4.7% of net sales in 1996.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 30.7% to $8.9 million, or 11.3% of net sales, from $6.8 million, or 9.5% of net sales, in 1996. Increased business unit income at the Motor Companies as a result of strong sales, along with improved operating results at Snowmax, were partially offset by decreased business unit income at Dura-Bond, caused by weak demand in the automotive after-market.

Business unit income in the Specialized Equipment segment increased 24.0% to $4.5 million, or 7.0% of sales, as compared to $3.6 million, or 6.5% of net sales, in 1996. The Agricultural Equipment Companies had a substantial increase in business unit income as compared to the prior year as a result of the improved agricultural market. This increase was mitigated by lower business unit income at Sooner caused by higher labor costs and production inefficiencies, primarily in the first half of the year.

Interest expense.  Interest expense was $4.1 million for both 1997 and 1996.

Income tax provision. The Company's effective income tax rate was 45.2% for 1997, as compared to 60.1% in the prior year. The effective tax rate for 1996 was impacted by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income (loss) available for common stockholders. Net income available for common stockholders was $1.5 million, or $.26 per share in 1997, as compared to a net loss available for common stockholders of $177,000, or $.03 per share in the prior year. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $750,000 for both 1997 and 1996 and by deducting the non-cash accretion in book value of preferred stock of $297,000 and $275,000 for 1997 and 1996, respectively.


Year ended October 27, 1996 compared to year ended October 29, 1995

Net sales. For the year ended October 27, 1996, net sales were $128.2 million, an increase of 18.7% over 1995 net sales of $108.0 million. This increase was a result of the acquisition of Stature Electric, Inc. in October 1995 and the inclusion of a full year's results of Great Bend Manufacturing, acquired in May 1995, partially offset by a 3% decline in net sales at the Company's other subsidiaries.

In the Company's Engineered Component Products segment, net sales increased 25.5% to $72.0 million in 1996 from $57.4 million in 1995. The effect of adding Stature's net sales was partially offset by a decline of 8% at the other subsidiaries in the segment. Most significantly, net sales at Dura-Bond declined 13.6% due to a significant reduction in sales to that subsidiary's largest customer, Federal-Mogul Corporation, which served as Dura-Bond's largest distribution network. Federal-Mogul began to manufacture its own replacement camshaft bearings in the first quarter of fiscal 1996. In 1996, Dura-Bond increased export sales and increased sales directly to end-users (rather than through Federal-Mogul) but did not fully offset the loss of Federal-Mogul. Sales of heat transfer coils at Snowmax declined 11.3% in 1996, primarily as a result of a reduction in sales of "A" coils to the air conditioning market. The Company sold the rights to this product line to an employee who began manufacturing the coils in 1997. The employee leases space and equipment in one of Snowmax's buildings and pays a royalty fee on sales of these coils. Sales of "A" coils were $1.8 million 1996.

Net sales in the Specialized Equipment segment were $56.2 million, an 11.1% increase over 1995 net sales of $50.6 million. This increase was a result of the inclusion of a full year's results of Great Bend Manufacturing and a 36.1% increase in sales of grain handling equipment at Parker Industries, partially offset by a decline of 5.2% in net sales of Sooner's aluminum trailers and lower net sales at DewEze, which was affected by low cattle prices. The increase in sales of grain handling equipment was due to favorable pricing and production conditions for farmers in the central United States, an improved product line, and comparison to fiscal 1995 in which Parker was out of production during its traditionally slow first quarter as the plant was expanded.

Gross profit. In 1996, gross profit was $29.9 million, or 23.3% of net sales, as compared to $30.4 million, or 28.1% of net sales in 1995, a decrease of 1.4%.

Gross profit in the Engineered Component Products segment was $17.3 million, or 24.0% of net sales in 1996, as compared to $16.6 million, or 28.9% of net sales in the prior year. The increase in gross profit in this segment was a result of the acquisition of Stature Electric, partially offset by reduced gross profit at the other subsidiaries in this segment. This reduction was due to lower margins in the other motor companies, as a larger percentage of sales were for lower margin wound field motors. Lower sales at Dura-Bond and Snowmax resulted in decreased gross profit at those subsidiaries. In addition, margins were reduced as a result of lower sales covering fixed overhead expenses and the results of an inventory reduction program at Snowmax. The inventory reduction program resulted in an increase in cost of goods sold of $733,000.

Gross profit in the Specialized Equipment segment decreased 8.3% to $12.6 million, or 22.5% of net sales in 1996, from $13.8 million, or 27.2% of net sales, in the prior year. This decrease was primarily attributable to a reduced gross margin at Sooner resulting from decreased sales as a result of reduced demand in the second half of fiscal 1996 and production inefficiencies that led to slower shipments. These production problems, caused in part by the disruptive effects of an ultimately unsuccessful union organization campaign and high employee turnover, combined with the decline in sales, reduced gross profit at Sooner by $3.1 million as compared to 1995. The decrease attributable to Sooner was partially offset by the inclusion of Great Bend for a full year.

At the end of fiscal 1996, the Company recognized a reduction in inventory value of $1.1 million in connection with its year-end physical inventory count and valuation process. See Note 16 to the Consolidated Financial Statements.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.5 million, or 15.2% of net sales in 1996 as compared to $13.9 million, or 12.9% of net sales in 1995. In the Engineered Component Products segment, selling, general and administrative expenses increased to $10.5 million in 1996 as compared to $6.9 million in the prior year, primarily due to the acquisition of Stature Electric in October 1995, including non-cash amortization expenses relating to its purchase, and an increase to the reserve for bad debt expense at Snowmax. In the Specialized

Equipment segment, selling, general and administrative expenses increased to $9.0 million in 1996 from $7.0 million in 1995, primarily due to the inclusion of the results of Great Bend Manufacturing for a full year, including non-cash amortization expenses relating to its purchase. Selling, general and administrative expenses also increased at the Company's other Agricultural Equipment Companies due to the significant increase in sales and at Sooner for personnel related expenses in anticipation of higher sales.

Corporate expenses. Corporate expenses in 1996 were $4.4 million, or 3.5% of net sales, as compared to $3.7 million, or 3.4% of net sales, in 1995. Corporate expenses increased primarily due to increases in personnel costs, including severance costs and recruitment expense related to the replacement of the Company's former president and chief operating officer, increased computer programming and other information services expenses and increased legal and professional expenses. Despite the increase, these expenses remained consistent with the increase in the Company's net sales.

Income from operations. Income from operations decreased 53.0% to $6.0 million in 1996 from $12.8 million in 1995, due to the lower gross profit and increased selling, general and administrative expenses and corporate expenses as discussed above. Business unit income, defined as income from operations before allocation of corporate expenses, for the Engineered Component Products segment decreased to $6.8 million, or 9.5% of net sales, in 1996 from $9.7 million, or 16.9% of sales in 1995. Business unit income in the Specialized Equipment segment was $3.6 million, or 6.5% of sales, as compared to $6.8 million, or 13.4% of sales in the prior year.

Interest expense. Interest expense increased to $4.1 million in 1996 from $2.9 million in 1995. This increase resulted from increased average borrowing levels in 1996 due primarily to debt carried in connection with the acquisition of Stature and a full year of interest on debt related to the acquisition of Great Bend.

Income tax provision. The Company's effective income tax rate was 60.1% for 1996, as compared to 37.9% in the prior year. The substantial increase in the Company's effective tax rate resulted from the higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net loss available for common stockholders. In 1996, the Company reported a loss of $177,000 available for common stockholders. The loss was calculated by subtracting dividends on preferred stock of $750,000 and non-cash accretion in book value of preferred stock of $275,000 from net income. This resulted in a net loss per common share of $0.03 in 1996. As no preferred stock was outstanding until the end of 1995, no such subtraction was necessary in that year.

Liquidity and Capital Resources

Cash and cash equivalents were $840,000 at both October 26, 1997 and October 27, 1996, exclusive of $298,000 of cash that was restricted under industrial revenue financings at October 26, 1997. Working capital increased to $24.6 million at October 26, 1997 from $20.4 million at October 27, 1996, primarily as a result of increased levels of inventory and accounts receivable and a $2.5 million reduction in the current portion of related party and long-term debt. Excluding the effect of the reduction in current debt, net working capital increased 5.9%, as compared to an 11.6% increase in net sales. Net cash provided by operating activities was $6.7 million in 1997, as compared to $8.8 million in the prior year. Improved operating results were offset by increased levels of accounts receivable and inventories, as a result of increased sales and anticipation of increased sales in the future.

Net cash used in investing activities in 1997 included $5.3 million for capital expenditures for equipment. Of this amount, approximately $3.6 million was invested in the Engineered Component Products segment and $1.6 million in the Specialized Equipment segment, with the remainder at the corporate office. Capital expenditures are projected to be approximately $6 million in 1998, primarily for added capacity and production efficiencies in the Engineered Component Products segment. Management anticipates funding the capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Net cash used in financing activities included net borrowings under the Company's $55.0 million revolving credit agreement of $4.7 million, debt repayments of $4.0 million and the payment of dividends of $2.8 million.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At October 26, 1997, $34.7 million was outstanding and $20.3 million was available for additional borrowing under this agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.0% at October 26, 1997. The agreement contains customary financial and other covenants, including fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. The covenants were amended in the second quarter of fiscal 1997 to reduce the required levels of net worth and to increase the maximum allowable ratio of total debt to cash flow. In addition, the definition of the fixed charge coverage ratio was changed and the leverage covenant was eliminated. The Company anticipates that it will remain in compliance with these covenants for the foreseeable future.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates. The agreements require the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% through July 2002 in exchange for receiving payments at the three-month London Interbank Offered Rate.

The Company believes anticipated funds to be generated from future operations and available credit facilities will be sufficient to meet anticipated operating and capital needs. To make significant acquisitions, additional financing may be required.

The Company is currently engaged in active discussions regarding acquisitions and dispositions. No definitive agreements or commitments currently exist for the potential transactions and there can be no assurance that any of the potential transactions will be completed.

Seasonality

Sales of certain of the Company's specialized equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

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

Environmental Matters

The Company is subject to federal, state and local environmental regulation with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's various facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as considered appropriate pursuant to applicable federal, state and local environmental regulations.

One of the Company's subsidiaries is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its facility is located and conduct any remedial measures which may be required. The Company is also in negotiations with the former operator of the site concerning the reimbursement by the former operator of any costs the Company has incurred or may incur in the future in connection with this matter. The Company does not believe that the resolution of this matter will have a material adverse effect on the financial results of the Company.

The Company has been named as a potentially responsible party with respect to two hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of de minimis amounts.

"Year 2000" Costs

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). The Company is currently evaluating any possible exposures related to other date-sensitive equipment. The financial impact to the Company of bringing such equipment into year 2000 compliance is not anticipated to be material to its financial position or results of operations.

Recently Issued Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which will require retroactive adoption in the Company's fiscal quarter ended January 25, 1998. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. In light of the Company's present capital structure, the impact of adopting SFAS No. 128 will not be significant.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in fiscal 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the effects of adopting this statement on its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 in the first quarter of fiscal 1999.

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

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

o The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing and agricultural sectors of the economy. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plants, leading to reduced gross margins.

o Commodity prices can have a material influence on the Company's results. Grain prices and cattle prices can affect demand for certain agricultural equipment sold by the businesses in the Company's Specialized Equipment segment. Metal prices, particularly aluminum, copper and steel, can affect the Company's costs as well as demand for the Company's products and the value of inventory held at the end of a reporting period. Lack of availability of certain commodities could also disrupt the Company's production.

o Weather can affect the success of the grain harvest in the United States, which can directly affect demand for the Company's grain handling equipment business.

o The Company's Sooner Trailer subsidiary has experienced production inefficiencies which have caused increased production costs and lower gross margins. Continuation of such inefficiencies could continue to adversely affect the Company's results of operations.

o Changes in demand that change product mix may reduce operating margins by shifting demand toward less profitable products.

o    Loss of a substantial customer may affect results of operations.

o The Company's results can be affected by engineering difficulties in designing new products or applications for existing products to meet the requirements of its customers.

o Obsolescence or quality problems leading to returned goods in need of repair can also affect the value of the Company's inventories and its profitability.

o The Company has a substantial amount of floating rate debt. Increases in short term interest rates could be expected to increase the Company's interest expense.

o Acquisitions are an important part of the Company's growth strategy. Acquisitions may have a dilutive effect on the Company's earnings and could affect the Company's available credit and interest costs. Conversely, the Company may from time to time divest of product lines or business units. Any such divestiture may involve costs of disposition or losses on the disposition that could reduce the Company's results.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-22, as set forth in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 18, 1998, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

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

(a)(1)   Financial Statements

         The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

(a)(2)   Schedules

         The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts

(a)(3)   Exhibits

         The exhibits are listed in the Index to Exhibits appearing below.

(b) No reports were filed on Form 8-K during the last quarter of fiscal 1997.

(c)      Exhibits

Exhibit No.       Description
-----------       -----------

  * 3.1 Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form S-1 Registration Statement, No. 33-76964 (the "1994 Registration Statement")).

  * 3.2           By-Laws of the Company, as amended June 5, 1997 (Exhibit
                  3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1997).

  * 3.3 Designations of the Class A Convertible Preferred Stock of Owosso Corporation (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 31, 1995 (the "October 31, 1995 Form 8-K")).

  *10.1 1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).+

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

  *10.4 Loan Agreement between Director of the State of Nevada Department of Commerce as Issuer and The Landover Company D/B/A Dura-Bond Bearing Company, dated August 1, 1988 regarding the issuance of Series 1988-A Industrial Development Revenue Bonds (Exhibit 10.5 to the 1994 Registration Statement).

  *10.5 Loan Agreement between the City of Jefferson, Iowa and Parker Industries, Inc., dated December 1, 1985 regarding the issuance of Series 1985 Industrial Development Revenue Bonds (Exhibit 10.6 to the 1994 Registration Statement).

  *10.6 Offering Statement regarding the City of Harper, Kansas, Industrial Revenue Bonds issued to DewEze Manufacturing, Inc., dated October 1, 1993 (Exhibit 10.7 to the 1994 Registration Statement).

  *10.7 Offering Statement regarding the Gregg County Development Corporation, Inc. Revenue Bonds, issued to Greer & Snow Coil Manufacturers, Inc., dated May 17, 1984 (Exhibit 10-8 to the 1994 Registration Statement).

  *10.8 Guaranty Agreement, dated as of October 31, 1994, by and between Owosso Corporation and NBD Bank, N.A. (Exhibit 10.14 to the 1995 Form 10-K).

  *10.9 Fourth Amendment to Reimbursement Agreement, dated as of September 30, 1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit 10.15 to the 1995 Form 10-K).

  *10.10 Third Amendment to Credit Agreement, dated as of October 31, 1995, by and among NBD Bank, N.A., PNC Bank, N.A. and NBD Bank, N.A. as Agent, and Owosso Corporation, Ahab Investment Company, Cramer Company, DewEze Manufacturing, Inc., The Landover Company, Motor Products-Owosso Corporation, Snowmax Incorporated, Sooner Trailer Manufacturing Co., Motor Products-Ohio Corporation, Great Bend Manufacturing Company, Inc. and Stature Electric, Inc. (Exhibit 10.16 to the 1995 Form 10-K).

  *10.11 Reimbursement Agreement, dated as of December 1, 1995, by and between Stature Electric, Inc. and NBD Bank, N.A. (Exhibit
                  10.22 to the 1995 Form 10-K).

  *10.12 Irrevocable Guaranty Agreement, dated as of December 1, 1995, by and between Owosso Corporation and NBD Bank, N.A. (Exhibit
                  10.32 to the 1995 Form 10-K).

  *10.13 Management Services Agreement, by and between Snowmax, Incorporated, and The Owosso Company, dated July 31, 1989 (Exhibit 10.33 to the 1994 Registration Statement).

  *10.14 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated December 18, 1991 (Exhibit
                  10.34 to the 1994 Registration Statement).

  *10.15 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated December 18, 1991 (Exhibit
                  10.35 to the 1994 Registration Statement).

  *10.16 Non-Competition Agreement by and between DewEze Manufacturing, Inc. and Dewey Hostetler, dated December 18, 1991 (Exhibit
                  10.36 to the 1994 Registration Statement).

  *10.17 Non-Competition Agreement by and between DewEze Manufacturing, Inc. and Howard Hershberger, dated December 18, 1991 (Exhibit
                  10.37 to the 1994 Registration Statement).

  *10.18 Extension agreement among Owosso Corporation, Richard R. Carr and I. Wistar Morris, III, dated September 27, 1994 (Exhibit
                  2.7 to the 1994 Registration Statement).

  *10.19 Promissory Note of Snowmax, Incorporated, dated April 7, 1992, issued to Longview Bank and Trust Company, in the amount of $1,000,000 (Exhibit 10.39 to the 1994 Registration Statement).

  *10.20 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Upshur County, Texas (Exhibit 10.40 to the 1994 Registration Statement).

  *10.21 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

  *10.22 Lender's Subordination Agreement, dated April 7, 1992, among Longview Bank and Trust Company, Snowcoil, Inc. and Snowmax, Incorporated (Exhibit 10.42 to the 1994 Registration Statement).

  *10.23 Reimbursement Agreement, dated as of August 1, 1991, by The Landover Company in favor of NBD Bank, N.A., as amended on December 30, 1991 and March 1, 1993 (Exhibit 10.43 to the 1994 Registration Statement).

  *10.24 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

  *10.25 Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit
                  10.45 to the 1994 Form 10-K).

  *10.26 Confidentiality and Non-Solicitation Agreement between the Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit
                  10.46 to the 1994 Form 10-K).

  *10.27 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Sr., dated October 31, 1994 (Exhibit 10.47 to the 1994 Form 10-K).

  *10.28 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Jr., dated October 31, 1994 (Exhibit 10.48 to the 1994 Form 10-K).

  *10.29 Confidentiality and Non-Solicitation Agreement between the Company and John H. Wert, Jr., dated October 31, 1994 (Exhibit
                  10.50 to the 1994 Form 10-K).

  *10.30 Confidentiality and Non-Solicitation Agreement between the Company and John R. Reese, dated October 31, 1994 (Exhibit
                  10.51 to the 1994 Form 10-K).

  *10.31          Credit Agreement by and among NBD Bank, N.A., PNC Bank, N.A.
                  and NBD Bank, N.A. as Agent, and Owosso Corporation, Ahab Investment Company, Cramer Company, DewEze Manufacturing, Inc., The Landover Company, Motor Products-Owosso Corporation, Snowmax Incorporated and Sooner Trailer Manufacturing Co. (Exhibit 10.52 to the 1994 Form 10-K).

  *10.32 Third Amendment to Reimbursement Agreement, dated as of December 15, 1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit 10.53 to the 1995 Form 10-K).

  *10.33          Stock Purchase Agreement among Owosso Corporation, Richard R.
                  Carr and I. Wistar Morris, III, dated March 24, 1994 (Exhibit
                  2.2 to the 1994 Form 10-K).

  *10.34 Asset Purchase Agreement among DewEze Manufacturing, Inc., Kuker-Parker Industries, Inc. and The Owosso Company, dated October 31, 1994 (Exhibit 2.3 to the 1994 Form 10-K).

  *10.35 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated October 31, 1994 (Exhibit
                  2.4 to the 1994 Form 10-K).

  *10.36 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated October 31, 1994 (Exhibit 2.5 to the 1994 Form 10-K).

  *10.37 The Owosso Group, Plan of Reorganization dated March 25, 1994 (Exhibit 2.1 to the 1994 Registration Statement).

  *10.38 Amendment No. 1 to The Owosso Group Plan of Reorganization dated September 26, 1994 (Exhibit 2.8 to the 1994 Registration Statement).

  *10.39 Stock Purchase Agreement dated September 9, 1994 by and among Owosso Corporation, Sooner Trailer Manufacturing Co., Michael
                  S. Bernhardt, Billy J. Bernhardt, Viola M. Bernhardt, Michael
                  S. and Cynthia L. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Billy J. and Viola M. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Steven J. Bernhardt Trust U/T/A 8/15/94 and Cynthia L. Bernhardt Trust U/T/A 8/15/94 (Exhibit 2.9 to the 1994 Registration Statement).

  *10.40 Letter Agreement by and among Owosso Corporation, The Owosso Company and Sooner Trailer Manufacturing Co. dated October 25, 1994 (Exhibit 2.10 to the 1994 Form 10-K).

  *10.41 Stock Purchase Agreement dated April 28, 1995 by and among Owosso Corporation, Great Bend Manufacturing Inc. and the stockholders of Great Bend Manufacturing Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 1, 1995).

  *10.42 Agreement and Plan of Merger dated October 25, 1995 by and among Owosso Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc. (Exhibit 2.1 to the October 31, 1995 Form 8-K).

  *10.43 Consulting Agreement dated October 31, 1995 by and between Owosso Corporation and Lowell Huntsinger (Exhibit 10.1 to the October 31, 1995 Form 8-K).+

  *10.44 Registration Rights Agreement dated October 31, 1995 by and among Owosso Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to the October 31, 1995 Form 8-K).

  *10.45 Loan Agreement dated September 18, 1993 between Sooner Trailer Manufacturing Co. and American National Bank, Duncan, Oklahoma, and Amendment No. 1 to Loan Agreement dated December 13, 1994 between the same parties (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

  *10.46 First Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of August 1, 1995 (Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1995 (the "July 1995 Form 10-Q")).

  *10.47 Second Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of September 1, 1995 (Exhibit
                  10.57 to the July 1995 Form 10-Q).

  *10.48          Distribution Agreement by and among DewEze Manufacturing, Inc.
                  and Airens Company, dated as of July 21, 1995 (Exhibit 10.58 to the July 1995 Form 10-Q).

  *10.49 Fourth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 8, 1996. (Exhibit 10.71 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996)

  *10.50 Fifth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of May 31, 1996. (Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (the "July 1996 Form 10-Q")).

  *10.51          Separation and Confidentiality Agreement between Thomas L.
                  French and Owosso Corporation, dated as of June 14, 1996 (Exhibit 10.73 to the July 1996 Form 10-Q).+

  *10.52 Lease Agreement by and between Owosso Corporation and Philadelphia Freedom Partners, L.P. dated September 6, 1996 (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended October 27, 1996).

  *10.53 Sixth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of December 4, 1996. (Exhibit
                  10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 1997).

  *10.54 Seventh Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 3, 1997. (Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1997).

  10.55 Fifth Amendment to Reimbursement Agreement, dated as of September 24, 1997, by and between The Landover Company and NBD Bank, N.A.

  21              Subsidiaries of the registrant.

  23              Consent of Deloitte & Touche LLP

  27              Financial Data Schedule

--------------
*        Incorporated by reference.

+        Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 21st day of January, 1998.

                            OWOSSO CORPORATION

                            By:   /s/ George B. Lemmon, Jr.
                            ---------------------------------------------
                                 George B. Lemmon, Jr., President, Chief
                                 Executive Officer, and Director

                            By:   /s/ John H. Wert, Jr.
                            ---------------------------------------------
                                 John H. Wert, Jr., Senior Vice President -
                                 Finance, Chief Financial Officer and
                                 Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on January 21, 1998, in the capacities indicated:

         Signature                             Title
         ---------                             -----

/s/  John R. Reese
------------------------------
John R. Reese                       Chairman of the Board and Director

/s/ George B. Lemmon, Jr.
------------------------------
George B. Lemmon, Jr.               President, Chief Executive Officer,
                                     and a Director

/s/ John H. Wert, Jr.
------------------------------
John H. Wert, Jr.                   Senior Vice President - Finance, Chief
                                     Financial Officer, Treasurer and Secretary

/s/ Ellen D. Harvey
------------------------------
Ellen D. Harvey                     Director

/s/ Harry E. Hill
------------------------------
Harry E. Hill                       Director

/s/ Lowell P. Huntsinger
------------------------------
Lowell P. Huntsinger                Director

/s/ Eugene P. Lynch
------------------------------
Eugene P. Lynch                     Director

/s/ James A. Ounsworth
------------------------------
James A. Ounsworth                  Director

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                      Page

INDEPENDENT AUDITORS' REPORT                                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 26, 1997, OCTOBER
   27, 1996 AND OCTOBER 29, 1995:

   Statements of Operations                                                            F-2

   Balance Sheets                                                                      F-3

   Statements of Stockholders' Equity                                                  F-4

   Statements of Cash Flows                                                            F-5

   Notes to Consolidated Financial Statements                                        F-6-21

FINANCIAL STATEMENT SCHEDULE                                                          F-22


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 26, 1997 and October 27, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 26, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 26, 1997 and October 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 26, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 11, 1997

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended
                                                               ---------------------------------------------------------------
                                                                 October 26,              October 27,              October 29,
                                                                     1997                    1996                     1995

Net sales                                                      $ 143,061,000            $ 128,216,000            $ 108,001,000

Cost of products sold                                            109,155,000               98,282,000               77,629,000
                                                               -------------            -------------            -------------

Gross profit                                                      33,906,000               29,934,000               30,372,000

Expenses:
  Selling, general and administrative                             20,495,000               19,488,000               13,920,000
  Corporate                                                        4,816,000                4,444,000                3,683,000
                                                               -------------            -------------            -------------

Income from operations                                             8,595,000                6,002,000               12,769,000

Interest expense                                                   4,143,000                4,081,000                2,876,000

Other income                                                         199,000                  202,000                  390,000
                                                               -------------            -------------            -------------

Income before income tax provision                                 4,651,000                2,123,000               10,283,000

Income tax provision                                               2,100,000                1,275,000                3,900,000
                                                               -------------            -------------            -------------

Net income                                                         2,551,000                  848,000                6,383,000

Dividends and accretion on preferred stock                        (1,047,000)              (1,025,000)                    --
                                                               -------------            -------------            -------------

Net income (loss) available for common stockholders            $   1,504,000            $    (177,000)           $   6,383,000
                                                               =============            =============            =============

Net income (loss) per common share                             $        0.26            $       (0.03)           $        1.09
                                                               =============            =============            =============

Weighted average number of common shares outstanding               5,809,000                5,839,000                5,865,000
                                                               =============            =============            =============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                   October 26,             October 27,
ASSETS                                                                                1997                    1996
CURRENT ASSETS:
  Cash and cash equivalents                                                     $     840,000            $     840,000
  Receivables, net                                                                 19,868,000               18,415,000
  Inventories, net                                                                 23,084,000               19,123,000
  Prepaid expenses and other                                                        1,153,000                1,645,000
  Deferred taxes                                                                    1,039,000                1,032,000
                                                                                -------------            -------------

           Total current assets                                                    45,984,000               41,055,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                 27,443,000               26,309,000

INTANGIBLE ASSETS, NET                                                             37,102,000               39,277,000

OTHER ASSETS                                                                        1,152,000                1,254,000
                                                                                -------------            -------------

TOTAL ASSETS                                                                    $ 111,681,000            $ 107,895,000
                                                                                =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                      $   8,821,000            $   6,597,000
  Accrued compensation and benefits                                                 3,760,000                3,006,000
  Accrued expenses - other                                                          2,308,000                1,902,000
  Accrued interest                                                                    255,000                  419,000
  Current portion of related party debt                                             3,750,000                5,975,000
  Current portion of long-term debt                                                 2,479,000                2,771,000
                                                                                -------------            -------------

           Total current liabilities                                               21,373,000               20,670,000

LONG-TERM DEBT, LESS CURRENT PORTION                                               48,619,000               45,068,000

POSTRETIREMENT BENEFITS                                                             1,812,000                1,594,000

DEFERRED TAXES                                                                      3,147,000                3,543,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock Class A, 5% cumulative, $.01 par value;
    10,000,000 shares authorized; 1,071,428 shares issued and
    outstanding (aggregate liquidation value at
    October 26, 1997 and October 27, 1996 - $15,000,000)                           13,965,000               13,668,000
  Common stock, $.01 par value; 15,000,000 shares authorized;
    5,865,000 shares issued and outstanding                                            59,000                   59,000
  Additional paid-in capital                                                       21,612,000               21,612,000
  Retained earnings                                                                 1,544,000                2,131,000
                                                                                -------------            -------------
                                                                                   37,180,000               37,470,000
  Less treasury stock, at cost - 56,324 shares                                       (450,000)                (450,000)
                                                                                -------------            -------------

           Total stockholders' equity                                              36,730,000               37,020,000
                                                                                -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 111,681,000            $ 107,895,000
                                                                                =============            =============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Additional
                                              Preferred     Common         Paid-in        Retained      Treasury
                                                Stock        Stock         Capital        Earnings       Stock             Total

BALANCE, OCTOBER 30, 1994                   $       -      $ 59,000     $ 21,612,000    $       -      $     -         $ 21,671,000

  Net income                                                                              6,383,000                       6,383,000
  Dividends paid                                                                         (1,877,000)                     (1,877,000)
  Issuance of convertible preferred stock     13,393,000                                                                 13,393,000
                                            ------------   --------     ------------    -----------    ----------      ------------
BALANCE, OCTOBER 29, 1995                     13,393,000     59,000       21,612,000      4,506,000                      39,570,000

  Net income                                                                                848,000                         848,000
  Dividends paid                                                                         (2,856,000)                     (2,856,000)
  Accretion on convertible preferred stock       275,000                                   (275,000)                          -
  Treasury stock purchase                                                                              (1,048,000)       (1,048,000)
  Issuance of treasury shares                                                               (92,000)      598,000           506,000
                                            ------------   --------     ------------    -----------    ----------      ------------
BALANCE, OCTOBER 27, 1996                     13,668,000     59,000       21,612,000      2,131,000      (450,000)       37,020,000

  Net income                                                                              2,551,000                       2,551,000
  Dividends paid                                                                         (2,841,000)                     (2,841,000)
  Accretion on convertible preferred stock       297,000                                   (297,000)                         -
                                            ------------   --------     ------------    -----------    ----------      ------------
BALANCE, OCTOBER 26, 1997                   $ 13,965,000   $ 59,000     $ 21,612,000    $ 1,544,000    $ (450,000)     $ 36,730,000
                                            ============   ========     ============    ===========    ==========      ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended
                                                                           ---------------------------------------------
                                                                               October 26,   October 27,   October 29,
                                                                                  1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 2,551,000     $   848,000     $ 6,383,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Allowance for doubtful accounts                                            249,000         647,000          94,000
    Provision for deferred taxes                                              (403,000)       (572,000)       (242,000)
    Loss (gain) on sale of assets                                               31,000         234,000          (4,000)
    Depreciation                                                             4,027,000       3,825,000       2,890,000
    Amortization                                                             2,173,000       2,473,000       1,323,000
    Amortization of deferred gain on sale and leaseback                           --              --           (77,000)
    Changes in operating assets and liabilities:
       Accounts receivable                                                  (1,702,000)       (787,000)       (384,000)
       Inventories                                                          (3,961,000)      1,753,000        (567,000)
       Prepaid expenses and other                                              492,000        (387,000)       (120,000)
       Accounts payable                                                      2,224,000         556,000      (1,746,000)
       Accrued expenses                                                        996,000         169,000         123,000
                                                                           -----------     -----------     -----------

           Net cash provided by operating activities                         6,677,000       8,759,000       7,673,000
                                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (5,335,000)     (4,346,000)     (4,437,000)
  Acquisition of businesses, net of cash acquired                                 --        (1,675,000)     (1,401,000)
  Decrease (increase) in other assets                                          465,000        (760,000)       (349,000)
                                                                           -----------     -----------     -----------

           Net cash used in investing activities                            (4,870,000)     (6,781,000)     (6,187,000)
                                                                           -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                                        4,650,000       8,900,000       7,100,000
  Proceeds from long-term debt                                                 350,000         150,000            --
  Payments on long-term debt                                                (1,741,000)     (1,712,000)     (4,976,000)
  Payments on related party debt                                            (2,225,000)     (7,125,000)       (450,000)
  Dividends paid                                                            (2,841,000)     (2,856,000)     (1,877,000)
  Acquisistion of treasury stock                                                  --          (245,000)           --
  Payments on amounts due to/from affiliates                                      --              --          (889,000)
                                                                           -----------     -----------     -----------

           Net cash used in financing activities                            (1,807,000)     (2,888,000)     (1,092,000)
                                                                           -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              --          (910,000)        394,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 840,000       1,750,000       1,356,000
                                                                           -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   840,000     $   840,000     $ 1,750,000
                                                                           ===========     ===========     ===========

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 26, 1997, OCTOBER 27, 1996 AND OCTOBER 29, 1995
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include: Motor Products-Owosso Corporation ("Motor Products"), Motor Products - Ohio Corporation ("MP - Ohio"), Stature Electric, Inc. ("Stature"), Owosso Motor Group, Inc. ("Motor Group") and Cramer Company ("Cramer"), (collectively the "Motor Companies"), and Snowmax, Incorporated ("Snowmax"), The Landover Company ("Dura-Bond"), Sooner Trailer Manufacturing Co. ("Sooner"), DewEze Manufacturing, Inc., including Parker Industries, ("DewEze") and Great Bend Manufacturing,
      Inc. ("Great Bend"). The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax and Dura-Bond) and Specialized Equipment (Sooner, DewEze and Great Bend). In the Engineered Component Products segment, the Company's products, primarily motors, replacement cam shaft bearings and heat transfer "fin and tube" coils, are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural and turf maintenance equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's year-end is the last Sunday in October. Fiscal years 1997, 1996 and 1995 constituted 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 26, 1997 and October 27, 1996, cost for 9% and 17%, respectively, of the inventories was determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $800,000 and $900,000 higher than reported at October 26, 1997 and October 27, 1996, respectively. Additionally, net income would have decreased by approximately $98,000, $55,000 and $42,000 for 1997, 1996 and 1995,
      respectively. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

      Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

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

      Intangible Assets - Intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

         Noncompetition agreements               3-6 years
         Customer lists                          20 years
         Goodwill                                20-25 years
         Other                                   5-20 years

      In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company evaluates the carrying value of long-term assets, including goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The adoption of SFAS No. 121 did not have a significant effect on the consolidated financial position or results of operations of the Company.

      Revenue Recognition - Revenue is recognized at the time the product is shipped. An allowance for doubtful accounts of approximately $300,000 and $509,000 was recorded as of October 26, 1997 and October 27, 1996, respectively.

      Stock Option Plan - SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized.

      Reclassifications - Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

      New Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which will require retroactive adoption in the Company's fiscal quarter ended January 25, 1998. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. In light of the present capital structure, the impact of adopting SFAS No. 128 will not be significant.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in fiscal 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the effects of adopting this statement on to its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 in the first quarter of fiscal 1999.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 1997, 1996 and 1995 were $4,307,000, $4,025,000 and $2,596,000, respectively. Cash paid for taxes was of $1,717,000, $1,880,000 and $4,708,000 for 1997, 1996 and 1995,
      respectively.

      In 1996, in connection with the repurchase of common stock from its former chief operating officer, the Company issued a promissory note totaling $802,000.

      In 1996, in connection with the purchase of Motor Group, the Company reissued 75,000 shares of treasury stock.

      In 1995, in connection with the acquisition of Great Bend, subordinated notes totaling $1,700,000 were issued to certain selling stockholders and a noncompetition agreement totaling $600,000 was entered into with its president.

      In 1995, in connection with the acquisition of Stature Electric, 1,071,428 shares of Class A convertible preferred stock with a fair market value of $13,393,000 and $12,500,000 of promissory notes were issued to the selling stockholders.

3.    BUSINESS ACQUISITIONS

      All acquisitions have been accounted for as purchases and, accordingly, the aggregate prices were allocated to assets and liabilities acquired based on their fair values at the date of acquisition. The results of operations have been included in the consolidated results of the Company from the effective dates of each acquisition.

      Great Bend - Effective May 1, 1995, the Company acquired all of the issued and outstanding capital stock of Great Bend, a manufacturer of front-end loaders, for $4,300,000, including $2,600,000 paid in cash and $1,700,000 of subordinated promissory notes, with a term of 10 years bearing interest at 8% annually. The president of Great Bend entered into a six-year employment agreement with Great Bend and received $600,000 in consideration for his covenant not to compete with the Company.

      Stature Electric - Effective October 29, 1995, the Company acquired all of the issued and outstanding capital stock of Stature Electric, a manufacturer of permanent magnet gear motors, for $25,900,000, including $12,500,000 of promissory notes, with a term not exceeding 10 years bearing interest at 8% annually, and the issuance of 1,071,428 shares of Class A convertible preferred stock of the Company, with a fair value of $12.50 per share.

4.    INVENTORIES

                                                   October 26,      October 27,
                                                      1997              1996

      Raw materials and purchased parts         $   9,325,000     $   8,468,000
      Work in process                               5,014,000         4,317,000
      Finished goods                                8,745,000         6,338,000
                                                 ------------      ------------

      Total                                     $  23,084,000     $  19,123,000
                                                 ============      ============

5.    PROPERTY, PLANT AND EQUIPMENT


                                                  October 26,       October 27,
                                                     1997              1996


      Land and improvements                     $  1,123,000      $  1,084,000
      Buildings and improvements                  15,949,000        15,413,000
      Machinery and equipment                     37,360,000        32,855,000
      Construction in progress                       551,000           639,000
                                                 -----------       -----------

                                                  54,983,000        49,991,000
      Accumulated depreciation and amortization  (27,540,000)      (23,682,000)
                                                 -----------       -----------

      Property, plant and equipment, net        $ 27,443,000      $ 26,309,000
                                                ============      ============



      Depreciation expense was approximately $4,027,000, $3,825,000 and $2,890,000 for 1997, 1996 and 1995, respectively.

6.    INTANGIBLE ASSETS

                                              October 26,        October 27,
                                                 1997               1996

      Noncompetition agreements             $  2,220,000       $  2,220,000
      Goodwill                                32,894,000         32,876,000
      Customer lists                           8,000,000          8,000,000
      Other                                      881,000            898,000
                                            ------------       ------------
                                              43,995,000         43,994,000
      Accumulated amortization                (6,893,000)        (4,717,000)
                                            ------------       ------------
      Intangibles, net                      $ 37,102,000       $ 39,277,000
                                            ============       ============



      Amortization expense was approximately $2,173,000, $2,473,000 and $1,323,000 for 1997, 1996 and 1995, respectively.


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

               Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $15,000,000 and were in a liability position of approximately $541,000 at October 26, 1997.

8.    LONG-TERM DEBT AND RELATED PARTY DEBT

                                                                                                          October 26,    October 27,
                                                                                                              1997           1996
THIRD-PARTY DEBT:
  Banks:
    Unsecured revolving credit agreement                                                                $ 34,650,000    $ 30,000,000
    Promissory note payable in monthly installments of $8,000 to $11,000 due October 2002
      with interest at 8.5% due monthly, collateralized by certain real property                             536,000         634,000
    Promissory note in monthly installments of $9,000 due February 2009, with a variable interest rate
      (7.8% at October 26, 1997) due monthly, collateralized by certain real property                        826,000         874,000

  Industrial revenue bonds:
    Series 1996, interest of 6%, payable in monthly installments through December 2003                       316,000               -
    Series 1993, interest at 4.50% to 6.75%, payable in annual installments increasing from
      $120,000 to $190,000 through September 2003, collateralized by building and equipment                  990,000       1,125,000
    Series 1989, interest at 7.5% , payable semiannually, with principal amount due in August 1999,
      collateralized by certain real property                                                              1,800,000       1,800,000
    Series 1988-A, issued August 25, 1988, payable in annual installments of $500,000 commencing
       in January 2000 and final payment due January 1, 2009, collateralized by building and equipment     5,000,000       5,000,000
    Series 1985, interest at 88% of prime, payable semiannually in amounts increasing from $10,000 to
      $25,000; final payment due December 1997                                                                27,000          75,000
    Series 1984, interest at 75% of prime, payable in monthly installments, final payment
      due December 1999,  collateralized by building and equipment                                            86,000         129,000
    Series 1984 A & B, payable in annual installments ranging from $100,000 to $155,000, plus interest payable semi-annually at rates from 4.25% to 6.75%; final payment due March 2004,
      collateralized by building and equipment                                                               935,000       1,045,000

  Former and current stockholders:
    Noncompetition agreement, payable in quarterly installments of
      $25,000 through December 1996, noninterest bearing                                                           -          37,000
    Noncompetition agreement, payable in quarterly installments of
      $25,000 through May 2001, noninterest bearing                                                          350,000         450,000
    Subordinated promissory notes, principal and interest of $20,000 and $13,000 payable in quarterly installments, interest at 9%
      with final payment due April 1999                                                                      111,000         222,000
    Subordinated promissory notes, payable in monthly installments of $77,000,
      interest at 7.67% with final payment due October 2001                                                3,229,000       3,883,000
    Subordinated promissory notes, payable in quarterly installments of $43,000 plus interest at
      8% with final payment due April 2005                                                                 1,278,000       1,448,000
    Subordinated promissory note, payable in August 1998, interest payable in quarterly
      installments at 8%                                                                                     802,000         802,000

  Other:
    Capital lease obligations                                                                                 37,000         135,000
    Other long-term debt                                                                                     125,000         180,000
                                                                                                        ------------    ------------

           Total third-party debt                                                                         51,098,000      47,839,000
                                                                                                        ------------    ------------

RELATED PARTY DEBT:
  Promissory notes, payable to preferred stockholders in installments ranging from $3,125,000 in January 1996 and $1,875,000 quarterly through October
    1996, interest at 8%, with final payment of $3,750,000 thereafter due on
    demand, due no later than October 2005                                                                 3,750,000       5,625,000
  Subordinated promissory notes payable to a director, interest only at 10%, due December 1996                     -         350,000
                                                                                                        ------------    ------------

           Total related party debt                                                                        3,750,000       5,975,000
                                                                                                        ------------    ------------

  Total long-term debt                                                                                    54,848,000      53,814,000
  Less current portion                                                                                     6,229,000       8,746,000
                                                                                                        ------------    ------------

  Total                                                                                                 $ 48,619,000    $ 45,068,000
                                                                                                        ============    ============

      The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000, of which $34,650,000 was outstanding at October 26, 1997. Interest is payable at the Company's option at either the bank's prime rate (8.5% at October 26, 1997) or a variable spread (2.0% at October 26, 1997) over the London Interbank Offered Rate. The average amount outstanding under this agreement in 1997 was $34,043,000 and the weighted average interest rate was 7.8%. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on fixed assets. Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount. During 1997, the Company began receiving floating interest rate payments at the three month London Interbank Offered Rate in exchange for quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to reduce the Company's aggregate risk from movements in interest rates. These agreements are accounted for using settlement accounting.

      The aggregate amount of required payments on long-term debt, is as follows:

       Year ending October:
        1998                                                $ 6,229,000
        1999                                                  3,386,000
        2000                                                 36,795,000
        2001                                                  2,216,000
        2002                                                  1,182,000
        Thereafter                                            5,040,000
                                                            -----------

        Total                                               $54,848,000
                                                            ===========


9.    TRANSACTIONS WITH RELATED PARTIES

      Prior to the Company's reorganization in 1994, certain of the Company's subsidiaries were under the common control and management of Brynavon Group. During 1995, the Company and Brynavon Group settled all remaining amounts outstanding, including a subordinated note payable to Brynavon Group, which resulted in a gain of $200,000, which is included as other income in the 1995 consolidated statement of operations. Interest expense related to amounts owed to Brynavon Group was approximately $83,000 for the year ended October 29, 1995.

10.   PENSION AND POSTRETIREMENT PLANS

      Pension Plans - In July 1995, the Company established a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly employees who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. The plan replaced 401(k) and defined contribution plans previously administered by certain of the Company's subsidiaries. Such plans were merged into the newly created 401(k) plan. Pension expense related to these plans was approximately $891,000, $702,000 and $509,000 for 1997, 1996 and 1995,
      respectively.

      Motor Products has a defined benefit pension plan covering substantially all of its hourly employees. The benefits are based on years of service, the employee's compensation during the last three years of employment and accumulated employee contributions. Net pension expense included in the consolidated statements of operations for 1997, 1996, and 1995 was determined as follows:

                                                                                      Year Ended
                                                                       -----------------------------------------
                                                                       October 26,    October 27,     October 29,
                                                                          1997            1996           1995

Service cost                                                            $ 69,000       $ 69,000        $ 52,000
Interest cost on projected benefit obligation                            194,000        186,000         187,000
Expected return on assets                                               (243,000)      (220,000)       (198,000)
Amortization of unrecognized net credit                                  (41,000)       (41,000)        (41,000)
Amortization of prior service cost                                        13,000         13,000          13,000
Amortization of unrecognized loss                                             -           9,000          19,000
                                                                        --------       --------        --------
Net pension expense (credit)                                            $ (8,000)      $ 16,000        $ 32,000
                                                                        --------       --------        --------

The following is a reconciliation of the plan's funded status:

                                                                                   October 26,       October 27,
                                                                                       1997              1996

Projected benefit obligation                                                      $ 3,074,000       $ 2,656,000
Plan assets at market value - consisting primarily of mutual funds                  3,455,000         3,037,000
                                                                                  -----------       -----------

Funded status                                                                         381,000           381,000
Unrecognized initial net credit                                                      (330,000)         (371,000)
Unrecognized prior service cost                                                       149,000           161,000
Unrecognized net loss                                                                 184,000           226,000
                                                                                  -----------       -----------

Prepaid pension                                                                   $   384,000       $   397,000
                                                                                  ===========       ===========

      Additional disclosures and assumptions:

                                                                                   October 26,       October 27,
                                                                                      1997              1996

Accumulated benefit obligation                                                    $ 2,524,000       $ 2,174,000
Vested benefit obligation                                                           2,446,000         2,128,000
Discount rate                                                                             7.0%             7.5%
Expected long-term rate of return                                                         8.0               8.0
Salary increases                                                                          5.0               5.0


      Postretirement Plan - Motor Products provides postretirement medical benefits and life insurance benefits to current and former hourly employees who retire from Motor Products. No contributions from retirees are required and the Plan is unfunded.

      Motor Products accounts for its postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition during employees' active service periods of the expected cost of providing such postretirement benefits. Motor Products paid $49,000, $65,000 and $44,000 in such benefits during 1997, 1996 and 1995, respectively.

      The following table sets forth the accumulated obligation of the plan reconciled with the amount shown in the consolidated balance sheet as of October 26, 1997 and October 27, 1996:

                                                                 October 26,            October 27,
                                                                     1997                   1996
      Accumulated postretirement benefit obligation:
        Retirees                                                      $   557,000            $   455,000
        Fully eligible active plan participants                           153,000                172,000
        Other active plan participants                                  1,416,000              1,068,000
                                                                      -----------            -----------

      Accumulated postretirement benefit obligation                     2,126,000              1,695,000
      Unrecognized net gain (loss) from past experience different
        from that assumed and from changes in assumptions                 (44,000)               185,000

      Prior service cost not yet recognized in net periodic
        postretirement benefit cost                                      (270,000)              (286,000)
                                                                      -----------            -----------

      Accrued postretirement benefit cost                             $ 1,812,000            $ 1,594,000
                                                                      ===========            ===========

Net periodic postretirement benefit cost included the following components for 1997, 1996 and 1995:

                                                                  Year Ended
                                             --------------------------------------------------
                                              October 26,       October 27,          October 29,
                                                 1997               1996                 1995

      Service cost                           $ 119,000           $ 115,000           $  97,000
      Interest cost                            132,000             114,000             109,000
      Amortization of prior service cost        16,000              16,000              16,000
      Amortization of unrecognized loss           --                  --                (2,000)
                                             ---------           ---------           ---------

      Total                                  $ 267,000           $ 245,000           $ 220,000
                                             =========           =========           =========

      For measurement purposes, a 9.4% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.7% for 2015, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 26, 1997 by $480,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $65,000.

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5%, as of October 26, 1997 and October 27, 1996, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space, a production facility and certain equipment under operating leases. Operating lease expense was approximately $1,107,000, $1,061,000 and $702,000 for 1997, 1996 and 1995,
      respectively, net of sublease rentals and reimbursements of utilities of $44,000, $99,000 and $269,000, respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $190,000 in 1997, which adjusts annually through October 1999 to $305,000. Cramer leases its facilities under an operating lease which is scheduled to expire in 1999, with an additional 10 year renewal option beyond 1999. The lease requires Cramer to pay property taxes, insurance, utilities and maintenance expenses. Future minimum rental payments under non-cancelable operating leases are as follows:

       Year ending October:
       1998                                             $ 1,104,000
       1999                                                 873,000
       2000                                                 387,000
       2001                                                 318,000
       2002                                                 310,000
       Thereafter                                         1,199,000
                                                        -----------
                                                        $ 4,191,000
                                                        ===========

      At October 26, 1997, outstanding letters of credit totaled approximately $8,311,000. These letters of credit primarily guarantee certain notes and performance of contracts associated with acquisitions made by the Company.

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

      The Company has been named as a potentially responsible party with respect to two hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of de minimis amounts.

      Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $5,300,000 of product as of October 26, 1997. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its consolidated financial position or results of operations.

12. TAXES ON INCOME

The income tax provision consists of the following:

                                                                Year Ended
                                     ---------------------------------------------------------
                                        October 26,          October 27,           October 29,
                                          1997                  1996                   1995
      Current:
       Federal                       $ 2,400,000            $ 1,810,000            $ 3,899,000
       State                             103,000                 40,000                178,000
      Deferred - federal                (403,000)              (575,000)              (177,000)
                                     -----------            -----------            -----------

      Total income tax provision     $ 2,100,000            $ 1,275,000            $ 3,900,000
                                     ===========            ===========            ===========

The reconciliation to the statutory federal income tax rate is as follows:

                                                                               Year Ended
                                                                ---------------------------------------
                                                                October 26,    October 27,   October 29,
                                                                   1997           1996          1995

      Federal income tax provision at statutory rate              34.0%           34.0%         35.0%
      State income taxes, net of federal income tax benefit        1.4             1.2           1.1
      Amortization of excess cost of net assets acquired          10.8            22.9           2.4
      Other                                                       (1.0)            2.0          (0.6)
                                                                  ----            ----           ---
      Provision for income taxes                                  45.2%           60.1%         37.9%
                                                                  ====            ====          ====

      The components of the Company's net deferred tax assets and liabilities are as follows:

                                                  October 26,               October 27,
                                                     1997                      1996
      Deferred tax asset:
      Intangibles                               $   963,000               $   868,000
      Accruals and reserves                       1,676,000                 1,540,000
      Tax credits and loss carryforwards            908,000                   683,000
      Other                                         224,000                   231,000
                                                -----------               -----------

                                                  3,771,000                 3,322,000

      Valuation allowance                        (1,626,000)               (1,397,000)
                                                -----------               -----------

               Total                            $ 2,145,000               $ 1,925,000
                                                ===========               ===========

                                                 October 26,       October 27,
                                                     1997              1996
      Deferred tax liabilities:
        Intangibles                             $ 2,736,000        $ 2,888,000
        Pension                                     131,000            135,000
        Property, plant and equipment             1,349,000          1,413,000
        Other                                        37,000               --
                                                -----------        -----------

                 Total                          $ 4,253,000        $ 4,436,000
                                                ===========        ===========

      Net deferred tax liability                $(2,108,000)       $(2,511,000)
                                                ===========        ===========

      These amounts are included in the accompanying consolidated financial statements as follows:


                                       October 26,          October 27,
                                         1997                   1996

      Current assets                 $ 1,039,000            $ 1,032,000
      Long-term liabilities           (3,147,000)            (3,543,000)
                                     -----------            -----------

      Net deferred tax liability     $(2,108,000)           $(2,511,000)
                                     ===========            ===========

      The Company's valuation allowance relates primarily to intangible and state deferred tax assets on which management believes realization may be unlikely.

13.   CONVERTIBLE PREFERRED STOCK

      In connection with the acquisition of Stature Electric in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock is convertible into the Company's common stock on a one for one basis, at the holders' option, through October 2000, at which time, the Company has the right, but is not obligated, to redeem, the preferred stock for cash at its stated value of $14.00 per share. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 per share in 2009 for a maximum liquidation amount of $22,500,000. The Company is accreting the value of its preferred stock to its stated value of $14.00 per share over the period ending in October 2000, when the conversion feature of the stock expires, using the effective interest method at a rate of 7.6%.

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. To the extent that the preferred stock has not been converted by October 2000, the increasing rate dividend will be accounted for by the accrual of amounts in excess of the cash dividend through the income statement using the effective interest method. Dividends paid on the preferred stock were $750,000 for both 1997 and 1996.

      The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. At October 26, 1997, there are no accrued preferred dividends. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock.

14.   STOCK OPTION PLAN

      The Company maintains a stock option plan (the "Plan"), designed to serve as an incentive for retaining qualified and competent employees and directors. All employees and directors of the Company are eligible to participate in the Plan. The Plan provides for the grant of options to purchase an aggregate of up to 500,000 shares of common stock of the Company. Options granted generally vest over five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

      The Plan provides for the automatic acceleration of the exercisability of all outstanding options upon the occurrence of a change in control (as defined in the Plan) and for the cancellation of options and cash payment to the holders of such canceled options upon the occurrence of certain events constituting a change in control. The Plan may be amended, altered or discontinued at any time, but no amendment, alteration or discontinuation will be made which would impair the rights of an optionee with respect to an outstanding stock option without the consent of the optionee.

      The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by $129,000 and $.02 per share, respectively, for 1997 and $53,000 and $.01 per share, respectively, for 1996. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The following schedule summarizes stock option activity and status:

                                                                               Year Ended
                                           -----------------------------------------------------------------------------
                                               October 26, 1997           October 27, 1996           October 29, 1995
                                           -----------------------   ------------------------    -----------------------
                                                          Weighted                   Weighted                   Weighted
                                                          Average                    Average                    Average
                                                          Exercise                   Exercise                   Exercise
                                           Options         Price       Options        Price      Options         Price
      Outstanding at beginning of year     334,000        $ 10.14     284,000        $ 11.98     264,000        $ 12.00
        Granted                             81,000           6.65     185,000           8.34      30,000          11.79
        Cancelled                          (44,000)         10.70    (135,000)         11.54     (10,000)         12.00
                                           -------                    -------                    -------

      Outstanding at end of year           371,000        $  9.31     334,000        $ 10.14     284,000        $ 11.98
                                           =======                    =======                    =======

      Exercisable, end of year             135,000        $ 10.69      90,000        $ 11.28      81,000        $ 11.98
                                           =======                    =======                    =======

      The weighted average fair value of options granted during 1997 and 1996 was $252,000 and $604,000, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1997 and 1996: risk-free interest rate of 6.2% and 5.9%, respectively, expected volatility of 63.1% and 49.0%, respectively, dividend yield of 1.4% and 1.1%, respectively, and expected life of 6 years in both 1997 and 1996.


                                                           Options Outstanding                 Options Exercisable
                                              --------------------------------------------  ---------------------------
                                                               Weighted
                                                                Average        Weighted                       Weighted
                                                               Remaining       Average                         Average
                                                              Contractual      Exercise                       Exercise
Range of Exercise Prices                      Options        Life in Years      Price        Options           Price

$5.88 - $8.00                                 127,000              9.17         $ 6.39        10,000          $  5.96

$8.88 - $11.38                                100,000              8.09         $ 9.13        42,000          $  9.24

$12.00                                        144,000              7.19        $ 12.00        83,000          $ 12.00
                                             --------                                        -------

                                              371,000              8.11         $ 9.31       135,000          $ 10.69
                                             ========                                       ========

15.   BUSINESS SEGMENTS

      The Company operates in two business segments: Engineered Component Products and Specialized Equipment. The Engineered Component Products segment includes the Motor Companies, Snowmax and Dura-Bond. The Specialized Equipment segment includes Sooner, DewEze and Great Bend. Summarized financial information by business segment for 1997, 1996 and 1995 is as follows:

                                                           October 26,              October 27,              October 29,
                                                              1997                     1996                      1995
Identifiable assets:
  Engineered Component Products                          $  67,095,000            $  67,232,000            $  67,109,000
  Specialized Equipment                                     42,778,000               38,491,000               40,015,000
  Corporate                                                  1,808,000                2,172,000                1,595,000
                                                         -------------            -------------            -------------
           Total identifiable assets                     $ 111,681,000            $ 107,895,000            $ 108,719,000
                                                         =============            =============            =============

                                                                                     Years Ended
                                                         ---------------------------------------------------------------
                                                           October 26,              October 27,              October 29,
                                                              1997                     1996                      1995
Net sales:
  Engineered Component Products                          $  78,950,000            $  71,987,000            $  57,375,000
  Specialized Equipment                                     64,111,000               56,229,000               50,626,000
                                                         -------------            -------------            -------------
           Total net sales                               $ 143,061,000            $ 128,216,000            $ 108,001,000
                                                         =============            =============            =============

Income (loss) from operations:
  Engineered Component Products                          $   8,906,000            $   6,812,000            $   9,666,000
  Specialized Equipment                                      4,505,000                3,634,000                6,786,000
  Corporate                                                 (4,816,000)              (4,444,000)              (3,683,000)
                                                         -------------            -------------            -------------
           Total income (loss) from operations           $   8,595,000            $   6,002,000            $  12,769,000
                                                         =============            =============            =============

Capital additions:
  Engineered Component Products                          $   3,596,000            $   2,795,000            $   2,353,000
  Specialized Equipment                                      1,555,000                1,123,000                1,719,000
  Corporate                                                    184,000                  428,000                  365,000
                                                         -------------            -------------            -------------
           Total capital additions                       $   5,335,000            $   4,346,000            $   4,437,000
                                                         =============            =============            =============

Depreciation and amortization expense:
  Engineered Component Products                          $   4,150,000            $   4,057,000            $   2,334,000
  Specialized Equipment                                      1,791,000                2,052,000                1,769,000
  Corporate                                                    259,000                  189,000                  110,000
                                                         -------------            -------------            -------------
           Total depreciation and
               amortization expense                      $   6,200,000            $   6,298,000            $   4,213,000
                                                         =============            =============            =============

16.   QUARTERLY INFORMATION (UNAUDITED)

                                           First                  Second                  Third                 Fourth
                                          Quarter                 Quarter                Quarter                Quarter
Year Ended October 26, 1997:
----------------------------

Net sales                              $ 30,162,000            $ 37,567,000           $ 38,291,000           $ 37,041,000

Gross profit                              7,009,000               8,860,000              8,875,000              9,162,000

Income (loss) before taxes                  (96,000)              1,472,000              1,778,000              1,497,000

Net income (loss)                           (55,000)                819,000                934,000                853,000

Net income (loss) available
  for common shareholders                  (315,000)                558,000                672,000                589,000

Net income (loss) per
  common share                         $      (0.05)           $       0.10           $       0.12           $       0.10

Year Ended October 27, 1996:
----------------------------

Net sales                              $ 27,919,000            $ 33,443,000           $ 33,295,000           $ 33,559,000

Gross profit                              7,031,000               7,967,000              8,526,000              6,410,000

Income (loss) before taxes                  607,000                 969,000              1,592,000             (1,045,000)

Net income (loss)                           368,000                 539,000                844,000               (903,000)

Net income (loss) available
  for common shareholders                   113,000                 284,000                587,000             (1,161,000)

Net income (loss) per
  common share                         $       0.02            $       0.05           $       0.10           $      (0.20)

      Fourth Quarter Adjustments - In the fourth quarter of fiscal 1996, the Company recorded $600,000 in selling, general and administrative expenses as a result of write-offs of doubtful accounts and additions to its reserve for doubtful accounts at its Snowmax subsidiary. At the end of fiscal 1996, the Company also recognized a reduction in inventory value of $1,093,000, consisting of physical inventory adjustments ($267,000), lower inventory valuations due to lower material, labor and overhead costs and a change in the method of valuing Sooner's finished goods ($576,000), and an additional reserve for obsolete inventory ($250,000). These adjustments were made in connection with the Company's year-end physical inventory valuation process and charged to cost of products sold. During the second half of fiscal 1996, the Company undertook an inventory reduction program at its Snowmax subsidiary. This led to an increase in cost of products sold of $240,000 in the third quarter and $493,000 in the fourth quarter. The Company's effective tax rate for the full year was 60.1%, a higher rate than had been expensed during the first three quarters of the year. The effect of increasing income tax expense in the fourth quarter to bring the full year rate to that level was approximately $300,000.

      Seasonality

      Sales of certain of the Company's specialized equipment tend to be seasonal with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

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

                                     ******

Schedule II

                               Owosso Corporation
                 Valuation and Qualifying Accounts and Reserves
                   For the three years ended October 26, 1997
--------------------------------------------------------------------------------

                                                           Balance at        Charged to                       Balance at
                                                            Beginning        Costs and        Deductions        End of
                                                           of Period          Expenses            (a)           Period
                                                           ---------          --------            ---           ------
For the year ended October 26, 1997 Allowances on:
    Accounts receivable                                    $ 509,000        $  249,000       $ (458,000)      $ 300,000
    Inventory                                                565,000         1,010,000         (959,000)        616,000

For the year ended October 27, 1996 Allowances on:
    Accounts receivable                                    $ 155,000        $  647,000       $ (293,000)      $ 509,000
    Inventory                                                294,000         1,216,000         (945,000)        565,000

For the year ended October 29, 1995 Allowances on:
    Accounts receivable                                    $ 268,000         $  94,000       $ (207,000)      $ 155,000
    Inventory                                                300,000           100,000         (106,000)        294,000

(a)  Amounts written off against related assets