Form 10-Q
period 1998-01-25
OWOSSO CORP
filed 1998-03-10
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: January 25, 1998 Commission file number: 0-25066



                               OWOSSO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                     23-2756709
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


The Triad Building, 2200 Renaissance Boulevard
         Suite 150, King of Prussia, PA                                 19406
----------------------------------------------                        ----------
   (Address of principal executive offices)                           (Zip Code)


       Registrant's telephone number, including area code: (610) 275-4500




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 5, 1998, 5,814,883 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION:


         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations            3
                 for the Three Months Ended January 25, 1998 and
                 January 26, 1997 (unaudited)

                 Condensed Consolidated Balance Sheets at                   4
                 January 25, 1998 (unaudited) and October 26, 1997

                 Condensed Consolidated Statements of Cash Flows            5
                 for the Three Months Ended January 25, 1998 and
                 January 26, 1997 (unaudited)

                 Notes to Condensed Consolidated Financial Statements       6
                 (unaudited)

         Item 2. Management's Discussion and Analysis of                    9
                 Financial Condition and Results of Operations


PART II - OTHER INFORMATION:


         Item 6. Exhibits and Reports on Form 8-K                           14

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                      ----------------------------------
                                                                        January 25,         January 26,
                                                                           1998                 1997
                                                                      ------------         ------------
Net sales                                                             $ 34,054,000         $ 30,162,000

Cost of products sold                                                   26,558,000           23,252,000
                                                                      ------------         ------------
Gross profit                                                             7,496,000            6,910,000

Expenses:
     Selling, general and administrative                                 5,006,000            4,810,000
     Corporate                                                           1,400,000            1,264,000
                                                                      ------------         ------------
Income from operations                                                   1,090,000              836,000

Interest expense                                                         1,124,000              983,000

Other income                                                                45,000               51,000
                                                                      ------------         ------------
Income (loss) before income taxes                                           11,000              (96,000)

Income tax expense (benefit)                                                 5,000              (41,000)
                                                                      ------------         ------------
Net income (loss)                                                            6,000              (55,000)

Dividends and accretion on preferred stock                                (265,000)            (260,000)
                                                                      ------------         ------------
Net income (loss) available for common stockholders                   $   (259,000)        $   (315,000)
                                                                      ============         =============
Basic and diluted earnings (loss) per common share                    $      (0.04)        $      (0.05)
                                                                      ============         =============
Weighted average number of common shares outstanding                     5,809,000            5,809,000
                                                                      ============         =============



            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   January 25,         October 26,
                                                                     1998                 1997
                                                               -------------        -------------
ASSETS                                                            (Unaudited)          (See Note)
CURRENT ASSETS:
       Cash and cash equivalents                               $     625,000        $     840,000
       Receivables, net                                           21,075,000           19,868,000
       Inventories, net                                           24,641,000           23,084,000
       Prepaid expenses and other                                  1,154,000            1,153,000
       Deferred taxes                                              1,039,000            1,039,000
                                                               -------------        -------------
            Total current assets                                  48,534,000           45,984,000

PROPERTY, PLANT AND EQUIPMENT, NET                                28,711,000           27,443,000
GOODWILL, NET                                                     28,677,000           29,048,000
OTHER INTANGIBLE ASSETS, NET                                       7,860,000            8,054,000
OTHER ASSETS                                                       1,259,000            1,152,000
                                                               -------------        -------------
TOTAL ASSETS                                                   $ 115,041,000        $ 111,681,000
                                                               =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable - trade                                $  10,475,000        $   8,821,000
       Accrued expenses                                            5,582,000            6,323,000
       Current portion of related party debt                       3,750,000            3,750,000
       Current portion of long-term debt                           1,592,000            2,479,000
                                                               -------------        -------------
            Total current liabilities                             21,399,000           21,373,000

LONG-TERM DEBT, LESS CURRENT PORTION                              52,521,000           48,619,000
POSTRETIRMENT BENEFITS                                             1,826,000            1,812,000
DEFERRED TAXES                                                     3,269,000            3,147,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY                                              36,026,000           36,730,000
                                                               -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 115,041,000        $ 111,681,000
                                                               =============        =============


Note: the balance sheet at October 26, 1997 has been condensed from the audited financial statements at that date.


            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                    ------------------------------------
                                                                     January 25,            January 26,
                                                                        1998                   1997
                                                                    -----------            -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                             $     6,000            $   (55,000)
       Adjustments to reconcile net income (loss) to cash
            provided by (used in) operating activities:
            Depreciation                                               1,085,000                983,000
            Amortization                                                 573,000                621,000
            Other                                                          8,000                 23,000
            Changes in operating assets and liabilities               (1,731,000)              (799,000)
                                                                     -----------            -----------
        Net cash (used in) provided by operating activities              (59,000)               773,000
                                                                     -----------            -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                     (2,362,000)            (1,073,000)
       Other                                                             (99,000)              (101,000)
                                                                     -----------            -----------
       Net cash used in investing activities                          (2,461,000)            (1,174,000)
                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                 4,150,000              3,200,000
       Proceeds from long-term debt                                         --                  350,000
       Payments on long-term debt                                     (1,135,000)              (369,000)
       Payments on related party debt                                       --               (2,225,000)
       Dividends paid                                                   (710,000)              (710,000)
                                                                     -----------            -----------
       Net cash provided by financing activities                       2,305,000                246,000
                                                                     -----------            -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (215,000)              (155,000)

CASH AND CASH EQUIVALENTS, BEGINNING                                     840,000                840,000
                                                                     -----------            -----------
CASH AND CASH EQUIVALENTS, ENDING                                    $   625,000            $   685,000
                                                                     ===========            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                 $ 1,023,000            $   884,000
                                                                     ===========            ===========
       Taxes paid                                                    $   202,000            $      --
                                                                     ===========            ===========


      See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include: Motor Products - Owosso Corporation ("Motor Products"), Motor Products - Ohio Corporation ("MP-Ohio"), Stature Electric, Inc. ("Stature"), Owosso Motor Group, Inc. ("Motor Group") and Cramer Company ("Cramer"), (collectively the "Motor Companies"), and Snowmax, Incorporated ("Snowmax"), The Landover Company ("Dura-Bond"), Sooner Trailer Manufacturing Co. ("Sooner"), DewEze Manufacturing, Inc., including Parker Industries ("DewEze") and Great Bend Manufacturing, Inc. ("Great Bend"). The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax and Dura-Bond) and Specialized Equipment (Sooner, DewEze and Great Bend). In the Engineered Component Products segment, the Company's products, primarily motors, replacement cam shaft bearings and heat transfer "fin and tube" coils, are sold primarily to original equipment manufacturers or service providers who use them in their end product or service. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural and turf maintenance equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

         Financial Statements - The condensed consolidated balance sheet as of January 25, 1998 and the condensed consolidated statements of operations and cash flows for the three-month periods ended January 25, 1998 and January 26, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 25, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 26, 1997 Annual Report on Form 10-K.

         Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

         Seasonality - Sales of certain of the Company's specialized equipment tend to be seasonal with lowest sales during the first quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

         Cyclicality - The Company's Engineered Component Products segment is subject to changes in the overall level of domestic economic activity. The Specialized Equipment segment is subject to changes in certain sectors of the agricultural economy, which may be influenced by climate changes and government policy. The segment's horse trailer sales, which have not tended to be affected by changes in the agricultural economy, have had a moderating effect on the results of the entire Specialized Equipment segment, but are subject to the overall domestic business cycle.

         Earnings (loss) per share - Effective for the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of the Standard, all prior periods presented have been restated. Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in the first quarter of fiscal 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for reporting information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the effects of adopting this statement on its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 in the first quarter of fiscal 1999.

2. INVENTORIES

                                             January 25,        October 26,
                                               1998               1997
                                             ------------      -------------
Raw materials and purchased parts             $ 9,943,000        $ 9,325,000
Work in process                                 5,222,000          5,014,000
Finished goods                                  9,476,000          8,745,000
                                             ------------      -------------

Total                                        $ 24,641,000       $ 23,084,000
                                             ============      =============

3. COMMITMENTS AND CONTINGENCIES

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

         Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $7.9 million of product as of January 25, 1998. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Neither subsidiary has taken possession on any equipment pursuant to the repurchase obligations in these contracts.

         In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of January 25, 1998 and the results of operations for the three-month periods ended January 25, 1998 and January 26, 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Seasonality. Sales of certain of the Company's specialized equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.


                                                                Three Months Ended
                                                              -------------------------
                                                              January 25,   January 26,
                                                                 1998            1997
                                                                -----            -----
Net sales                                                       100.0%           100.0%
Cost of products sold                                            78.0%            77.1%
                                                                -----            -----
Gross profit                                                     22.0%            22.9%

Expenses:
     Selling, general and administrative                         14.7%            15.9%
     Corporate                                                    4.1%             4.2%
                                                                -----            -----
Income from operations                                            3.2%             2.8%
Interest expense                                                  3.3%             3.3%
Other income                                                     -0.1%            -0.2%
                                                                -----            -----
Income (loss) before income taxes                                 0.0%            -0.3%
Income tax expense (benefit)                                      0.0%            -0.1%
                                                                -----            -----
Net income (loss)                                                 0.0%            -0.2%
Dividends and accretion on preferred stock                        0.8%             0.8%
                                                                -----            -----
Net income (loss) available for common stockholders              -0.8%            -1.0%
                                                                -----            -----




Three months ended January 25, 1998 compared to three months ended January 26, 1997

Net sales. For the first quarter of 1998, net sales increased 12.9%, to $34.1 million, as compared to net sales of $30.2 million in the first quarter of 1997.

In the Company's Engineered Component Products segment, net sales increased 8.5%, to $18.7 million in 1998 from $17.2 million in 1997, primarily as a result of increased sales volume at the Motor Companies to existing customers and the addition of new customers. Sales of heat transfer coils at Snowmax and replacement camshaft bearings at Dura-Bond were generally flat as compared to the prior year quarter.

Net sales in the Specialized Equipment segment increased 18.7%, to $15.4 million in the first quarter of 1998, as compared to $13.0 million in the prior year quarter. This increase reflects a 21.7%, or $1.5 million, increase in sales of agricultural equipment, resulting from the continuing strong agricultural market, and a 15.3%, or $925,000, increase in sales of aluminum trailers.

Gross profit. For the first quarter of 1998, gross profit increased to $7.5 million, or 22.0% of net sales, as compared to $6.9 million, or 22.9% of net sales in the prior year quarter.

Gross profit in the Engineered Component Products segment increased 8.9%, to $4.4 million, or 23.7% of net sales, as compared to $4.1 million, or 23.6% of net sales in the first quarter of 1997, principally as a result of increased sales at the Motor Companies. Gross profit at Snowmax and Dura-bond were essentially flat when compared with the prior year quarter.

In the Specialized Equipment segment, gross profit increased 8.0%, to $3.1 million, as compared to $2.8 million, in 1997, primarily as a result of increased sales of agricultural equipment, partially offset by a reduction in gross profit at Sooner Trailer, attributable primarily to changes in product mix. As a percentage of net sales, gross profit decreased to 19.9% in 1998, from 21.9% in the prior year quarter. This decrease was principally a result of changes in product mix at Sooner Trailer. In response to this decrease, the Company has discontinued the production of certain low-margin livestock trailers and has instituted price increases on certain other models.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 14.7%, or $5.0 million, in the first quarter of 1998, as compared to 15.9%, or $4.8 million in the prior year quarter. In the Engineered Component Products segment, selling general and administrative expenses were $2.4 million in both 1998 and 1997. As a percentage of net sales, such expenses decreased to 12.8% in 1998 from 14.1% in the prior year quarter. In the Specialized Equipment segment, selling, general and administrative expenses were $2.6 million, or 17.0% of net sales, in 1998, as compared to $2.4 million, or 18.3% of net sales, in the prior year quarter. The increase in selling, general and administrative expenses in this segment was primarily the result of an increase in sales personnel and increased advertising and promotional costs.

Corporate expenses. In the first quarter of 1998, corporate expenses were $1.4 million, or 4.1% of net sales, as compared to $1.3 million, or 4.2% of net sales in 1997. Corporate expenses increased primarily as a result of higher personnel and medical insurance costs.

Income from operations. For the first quarter of 1998, income from operations increased 30.5%, to $1.1 million, or 3.2% of net sales, as compared to $836,000, or 2.8% of net sales, in 1997.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 23.9%, to $2.0 million, in the first quarter of 1998, as compared to $1.6 million, in the prior year quarter. As a percentage of net sales, business unit income for this segment increased to 10.9% in 1998 from 9.5% in 1997. These increases were primarily a result of strong sales at the Motor Companies and a reduction in selling, general and administrative expenses as a percentage of net sales.

Business unit income from the Specialized Equipment segment was $460,000 in the first quarter of 1998, as compared to $465,000 in 1997. These results reflect a $241,000 increase in business unit income from the agricultural equipment companies, as a result of continuing strong sales, offset by a $246,000 decrease in business unit income from Sooner Trailer, primarily as a result of changes in product mix and increased selling, general and administrative expenses.

Interest expense. For the first quarter of 1998, interest expense was $1.1 million, as compared to $1.0 million in 1997. This increase was the result of increased borrowings under the Company's revolving credit agreement.

Income tax expense (benefit). The Company's effective income tax rate was 45.5% for 1998, while the benefit recorded in the prior year quarter was at an effective rate of 42.7%.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $259,000, or $.04 per share, in the first quarter of 1998, as compared to a net loss of $315,000, or $.05 per share, in the prior year quarter. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $188,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $77,000 and $72,000 for 1998 and 1997, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $625,000 at January 25, 1998, exclusive of $407,000 of cash that was restricted under industrial revenue financings. This compares to cash of $840,000 and restricted cash of $298,000 as of October 26, 1997. Working capital increased to $27.1 million at January 25, 1998 from $24.6 million at October 26, 1997. This increase was a result of additional investments in accounts receivable and inventory of $1.2 million and $1.6 million, respectively, as well as a reduction in the current portion of long-term debt of $887,000, partially offset by an increase in accounts payable of $1.7 million. Net cash used in operating activities was $59,000, as compared to net cash provided by operating activities of $773,000 in the prior year quarter. The decrease in cash from operations was principally the result of increased accounts receivable and inventories, primarily in response to increased sales, partially offset by improved operating results.

Net cash used in investing activities included $2.4 million for capital expenditures for equipment. Of this amount, approximately $1.4 million was invested in the Engineered Component Products segment and $399,000 in the Specialized Equipment segment. The remainder, $554,000, was invested in computer equipment and software upgrades at the corporate office. The Company currently plans to invest approximately $3.5 million during the remainder of fiscal 1998, primarily for added capacity and production efficiencies in the Engineered Component Products segment. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility. The Company is also evaluating the expansion of its production capabilities at one of the Motor Companies. Such expansion could increase capital expenditures in fiscal 1998, and the Company intends to seek industrial revenue financing if it proceeds with the project.

Net cash used in financing activities included net borrowings under the Company's $55.0 million revolving credit agreement of $4.2 million, debt repayments of $1.1 million and the payment of dividends of $710,000.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At January 25, 1998, $38.8 million was outstanding and $16.2 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.0% at January 25, 1998. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. The fixed charges coverage ratio was amended during the first quarter of 1998 to allow for greater flexibility in purchasing machinery and equipment. The Company anticipates that it will remain in compliance with these covenants for the foreseeable future.

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

The Company is currently engaged in active discussions regarding certain material acquisitions as well as dispositions of certain of the Company's operating subsidiaries. No definitive agreements or commitments currently exist for the potential transactions and there can be no assurance that any of the potential transactions will be completed.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-Q, including those which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to these provisions.

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

          o Weather can affect the success of the grain harvest in the United States, which can directly affect demand for the Company's grain handling equipment.

          o The Company's Sooner Trailer subsidiary has experienced production inefficiencies that have caused increased production costs and lower gross margins. Continuation of such inefficiencies could continue to adversely affect the Company's results of operations.

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

          o Obsolescence or quality problems leading to returned goods in need of repair can affect the value of the Company's inventories and its profitability.

          o The Company has a substantial amount of floating rate debt. Increases in short-term interest rates could be expected to increase the Company's interest expense.

          o Acquisitions are an important part of the Company's growth strategy. Acquisitions may have a dilutive effect on the Company's earnings and could effect the Company's available credit and interest costs. Conversely, the Company may from time to time divest of product lines or business units. Any such divestiture may involve costs of disposition or loss on the disposition that could reduce the Company's results. In addition, acquisitions or dispositions could effect the Company's relative mix of operating results from engineered component products and specialized equipment, thereby effecting the seasonality and cyclicality of such operating results.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.       Description
-----------       -----------

10.1 Eighth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and ABD Bank, as Agent, dated as of December 29, 1997.

10.2              Owosso Corporation 401(k) Savings Plan

27                Financial Data Schedule

(b)  Form 8-K

                  No reports on Form 8-K were filed during the quarter ended January 25, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      OWOSSO CORPORATION



Date: March 10, 1998                       By: /s/ George B. Lemmon, Jr.
                                           --------------------------------
                                               George B. Lemmon, Jr.
                                               President, Chief Executive
                                               Officer, and Director



                                           By: /s/ John H. Wert, Jr.
                                           --------------------------------
                                               John H. Wert, Jr.
                                               Senior Vice President - Finance,
                                               Chief Financial Officer, and
                                               Treasurer and Secretary