Form 10-Q
period 1998-04-26
OWOSSO CORP
filed 1998-06-10
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: April 26, 1998   Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 5, 1998, 5,814,883 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page
PART I - FINANCIAL INFORMATION:


         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations           3
                    for the Three and Six Months Ended April 26, 1998 and
                    April 27, 1997 (unaudited)

                    Condensed Consolidated Balance Sheets at                  4
                    April 26, 1998 (unaudited) and October 26, 1997

                    Condensed Consolidated Statements of Cash Flows           5
                    for the Six Months Ended April 26, 1998 and
                    April 27, 1997 (unaudited)

                    Notes to Condensed Consolidated Financial Statements      6
                    (unaudited)

         Item 2.    Management's Discussion and Analysis of                  10
                    Financial Condition and Results of Operations


PART II - OTHER INFORMATION:


         Item 6.    Exhibits and Reports on Form 8-K                         18

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Three Months Ended                     Six Months Ended
                                                           --------------------------------        -------------------------------
                                                              April 26,           April 27,          April 26,           April 27,
                                                                1998                1997               1998                 1997
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $ 41,868,000        $ 37,567,000        $ 75,922,000        $ 67,729,000

Cost of products sold                                        31,644,000          28,846,000          58,202,000          52,098,000
                                                           ------------        ------------        ------------        ------------

Gross profit                                                 10,224,000           8,721,000          17,720,000          15,631,000

Expenses:

          Selling, general and administrative                 5,499,000           5,009,000          10,505,000           9,819,000
          Corporate                                           1,624,000           1,289,000           3,024,000           2,553,000
                                                           ------------        ------------        ------------        ------------

Income from operations                                        3,101,000           2,423,000           4,191,000           3,259,000

Interest expense                                              1,272,000             992,000           2,396,000           1,975,000

Gain on sale of business                                      2,775,000                --             2,775,000                --

Other income                                                     26,000              40,000              71,000              91,000
                                                           ------------        ------------        ------------        ------------

Income before income taxes                                    4,630,000           1,471,000           4,641,000           1,375,000

Income tax expense                                            2,693,000             652,000           2,698,000             611,000
                                                           ------------        ------------        ------------        ------------

Net income                                                    1,937,000             819,000           1,943,000             764,000

Dividends and accretion on preferred stock                     (267,000)           (261,000)           (532,000)           (521,000)
                                                           ------------        ------------        ------------        ------------

Net income available
          for common stockholders                          $  1,670,000        $    558,000        $  1,411,000        $    243,000
                                                           ============        ============        ============        ============

Earnings per common share:
          Basic                                            $       0.29        $       0.10        $       0.24        $       0.04
                                                           ============        ============        ============        ============
          Diluted                                          $       0.29        $       0.10        $       0.24        $       0.04
                                                           ============        ============        ============        ============
Weighted  average number of common shares outstanding:
          Basic                                               5,814,000           5,809,000           5,811,000           5,809,000
                                                           ============        ============        ============        ============
          Diluted                                             5,838,000           5,829,000           5,835,000           5,824,000
                                                           ============        ============        ============        ============

           See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          April 26,            October 26,
                                                            1998                  1997
ASSETS                                                  (Unaudited)            (See Note)

CURRENT ASSETS:
       Cash and cash equivalents                       $  1,527,000           $    840,000
       Receivables, net                                  25,209,000             19,868,000
       Inventories, net                                  26,293,000             23,084,000
       Prepaid expenses and other                           950,000              1,153,000
       Deferred taxes                                       741,000              1,039,000
                                                       ------------           ------------
            Total current assets                         54,720,000             45,984,000

PROPERTY, PLANT AND EQUIPMENT, NET                       32,742,000             27,443,000

GOODWILL, NET                                            27,441,000             29,048,000

OTHER INTANGIBLE ASSETS, NET                              9,641,000              8,054,000

OTHER ASSETS                                                746,000              1,152,000
                                                       ------------           ------------
TOTAL ASSETS                                           $125,290,000           $111,681,000
                                                       ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                        $ 10,725,000           $  8,821,000
       Accrued expenses                                   7,653,000              6,323,000
       Current portion of related party debt              2,843,000              3,750,000
       Current portion of long-term debt                  1,416,000              2,479,000
                                                       ------------           ------------
            Total current liabilities                    22,637,000             21,373,000

LONG-TERM DEBT, LESS CURRENT PORTION                     60,162,000             48,619,000

POSTRETIREMENT BENEFITS                                   1,845,000              1,812,000

DEFERRED TAXES                                            3,346,000              3,147,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                     37,300,000             36,730,000
                                                       ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $125,290,000           $111,681,000
                                                       ============           ============



Note: the balance sheet at October 26, 1997 has been condensed from the audited financial statements at that date.

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                     -------------------------------------
                                                                        April 26,               April 27,
                                                                          1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  1,943,000            $    764,000
       Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Depreciation                                                2,155,000               1,986,000
            Amortization                                                1,154,000               1,027,000
            Gain on sale of business                                   (2,775,000)                   --
            Other                                                         276,000                  84,000
            Changes in operating assets and liabilities                (6,699,000)             (1,033,000)
                                                                     ------------            ------------

       Net cash (used in) provided by operating activities             (3,946,000)              2,828,000
                                                                     ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of business                               9,886,000                    --
       Acquisition of business, net of cash acquired                   (7,784,000)                   --
       Purchases of property, plant and equipment                      (3,850,000)             (2,542,000)
       Other                                                               99,000                 (41,000)
                                                                     ------------            ------------

       Net cash used in investing activities                           (1,649,000)             (2,583,000)
                                                                     ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                 10,200,000               3,650,000
       Proceeds from long-term debt                                          --                   350,000
       Payments on long-term debt                                      (1,590,000)               (866,000)
       Payments on related party debt                                    (907,000)             (2,225,000)
       Dividends paid                                                  (1,421,000)             (1,421,000)
                                                                     ------------            ------------

       Net cash provided by (used in) financing activities              6,282,000                (512,000)
                                                                     ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      687,000                (267,000)

CASH AND CASH EQUIVALENTS, BEGINNING                                      840,000                 840,000
                                                                     ------------            ------------

CASH AND CASH EQUIVALENTS, ENDING                                    $  1,527,000            $    573,000
                                                                     ============            ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                 $  1,199,000            $  1,783,000
                                                                     ============            ============
       Taxes paid                                                    $  1,377,000            $       --
                                                                     ============            ============


           See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include: Motor Products - Owosso Corporation ("Motor Products"), Motor Products - Ohio Corporation ("MP-Ohio"), Stature Electric, Inc. ("Stature"), Owosso Motor Group, Inc. ("Motor Group") and Cramer Company ("Cramer"), (collectively the "Motor Companies"), and Snowmax, Incorporated ("Snowmax"), The Landover Company ("Dura-Bond"), Sooner Trailer Manufacturing Co. ("Sooner"), and DewEze Manufacturing, Inc., including Parker Industries ("DewEze"). The Company's Great Bend Manufacturing subsidiary ("Great Bend") was sold effective April 26, 1998. Accordingly, the effects of the sale of Great Bend are included in the Company's consolidated financial statements of April 26, 1998. The Consolidated Balance Sheet as of April 26, 1998 includes the accounts of Astro Air, Inc. ("Astro Air"), which was acquired effective April 26, 1998. The results of operations of Astro Air will be included in the Company's consolidated results of operations from the effective date of the acquisition.

         The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro Air) and Specialized Equipment (Sooner, DewEze and Great
         Bend prior to its disposition). In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural and turf maintenance equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

         Financial Statements - The condensed consolidated balance sheet as of April 26, 1998 and the condensed consolidated statements of operations and cash flows for the three- and six-month periods ended April 26, 1998 and April 27, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 26, 1997 Annual Report on Form 10-K.

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

         Earnings per share - Effective for the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of this statement, all prior periods presented have been restated. Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

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


2.       ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         Sale of Great Bend - Effective April 26, 1998, the Company sold substantially all of the assets of Great Bend to Allied Products Corporation, of Chicago, Illinois for cash proceeds of approximately $9,900,000, plus the assumption of approximately $2,100,000 in liabilities. The Company recorded a pre-tax gain on the sale of Great Bend of $2,775,000 ($924,000, net of tax). The Company's results of operations for the six months ended April 26, 1998 include net sales and income from operations, before allocation of corporate expenses, from Great Bend of $7,251,000 and $670,000, respectively.

         Acquisition of Astro Air - Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8,000,000 in cash, plus the repayment, shortly after closing, of approximately $2,700,000 of debt. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of the net revenues generated by certain specified customers. The acquisition has been accounted for by the purchase method of accounting. The Company's Consolidated Balance Sheet as of April 26, 1998 includes the accounts of Astro Air, while the results of operations of Astro Air will be included in the Company's Consolidated Statement of Operations from the effective date of the acquisition. The purchase price was allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $950,000, which is being amortized on a straight-line basis over 20 years.

         The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of Astro Air and the disposition of Great Bend had occurred at the beginning of fiscal year 1997 after giving effect to certain adjustments, including depreciation expense related to the fair market write-up of machinery and equipment, amortization of intangible assets, including goodwill, and the elimination of the gain on the disposition of Great Bend. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 1997.

                                                        Six Months Ended
                                                --------------------------------
                                                    April 26,        April 27,
                                                      1998             1997

Net sales                                        $ 80,773,000       $ 72,241,000
Net income                                          1,200,000            659,000
Net income available for common stockholders          668,000            138,000
Basic earnings per common share                  $       0.11       $       0.02


3. INVENTORIES
                                                    April 26,        October 26,
                                                      1998              1997

Raw materials and purchased parts                $ 10,529,000        $ 9,325,000
Work in process                                     5,869,000          5,014,000
Finished goods                                      9,895,000          8,745,000
                                                 ------------        -----------

Total                                            $ 26,293,000       $ 23,084,000
                                                 ============       ============

4.        COMMITMENTS AND CONTINGENCIES

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

         Sooner and DewEze have arrangements with a number of financial institutions to provide floor plan financing for their dealers, which require them to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Their obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $10.3 million of product as of April 26, 1998. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Neither subsidiary has taken possession on any significant amount of equipment pursuant to the repurchase obligations in these contracts.

         In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of April 26, 1998 and the results of operations for the three and six-month periods ended April 26, 1998 and April 27, 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Seasonality. Sales of certain of the Company's specialized equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

General

On March 30, 1998, the Company announced that it intends to exit the three agricultural equipment businesses included in its Specialized Equipment segment in order to focus its resources on expanding the Company's Engineered Component Products businesses and improving the performance of its trailer business.

As the first step in this process, the Company completed the sale of substantially all of the assets of its Great Bend Manufacturing subsidiary to Allied Products Corporation, effective as of April 26, 1998. Proceeds from the sale were approximately $9.9 million, plus the assumption of approximately $2.1 million in liabilities. The Company recorded a gain on the sale of $2.8 million ($924,000, net of tax).

The Company has signed a non-binding letter of intent to sell the assets of its DewEze Manufacturing ("DewEze") business to a company formed by the president of the subsidiary for a premium of $200,000 over the book value of the assets to be acquired, net of assumed liabilities. The Company expects to receive approximately $4 million in consideration from the sale, and expects any gain or loss to be negligible. The sale is expected to be completed in the Company's third fiscal quarter.

The Company's previously announced non-binding letter of intent to sell the assets of its Parker Industries ("Parker") grain handling equipment business has expired, with no definitive agreement being reached. The Company is continuing its efforts to sell Parker and has been in contact with a number of parties in this regard. However, there can be no assurances as to whether or when such a sale will be consummated.

Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8.0 million in cash, plus the repayment, shortly after closing, of approximately $2.7 million of debt. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of the net revenues generated by certain specified customers.

On April 6, 1998, the Company announced that it had signed a definitive agreement to acquire all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), for $14.51 per Rhodes share, aggregating $2.9 million, plus the assumption or repayment of debt of approximately $1.2 million. Rhodes is a publicly held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut. The transaction, expected to be completed in the fiscal third quarter, is subject to certain conditions, including approval by the shareholders of Rhodes.

In connection with the acquisition of Rhodes, the Company announced that it intends to consolidate the operations of its Cramer subsidiary, located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility. Cramer will be merged into and operate as a division of Rhodes. Owosso expects to incur merger-related costs associated with the integration of the separate companies and the institution of efficiencies anticipated as a result of the merger. Based on information currently available, the total amount of merger-related charges to be recognized is estimated to be between $1.5 and $2.0 million, before tax, and include costs related to closing Cramer's Old Saybrook facility, moving Cramer's operations to Avon, and severance costs. Certain of these merger-related costs will be charged to expense in the period in which the merger is consummated, expected to be the third fiscal quarter of 1998, with the remainder of such costs recorded in subsequent periods, when incurred. Since the acquisition has not yet been consummated, the merger expenses can only be estimated at this time, and are subject to revision, as further information becomes available.


Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.



                                                            Three Months Ended           Six Months Ended
                                                         -----------------------      ----------------------
                                                          April 26,    April 27,      April 26,    April 27,
                                                            1998         1997           1998         1997

Net sales                                                  100.0%       100.0%         100.0%       100.0%
Cost of products sold                                       75.6%        76.8%          76.7%        76.9%
                                                           -----        -----          -----        -----
Gross profit                                                24.4%        23.2%          23.3%        23.1%
Expenses:
     Selling, general and administrative                    13.1%        13.3%          13.8%        14.5%
     Corporate                                               3.9%         3.4%           4.0%         3.8%
                                                           -----        -----          -----        -----
Income from operations                                       7.4%         6.5%           5.5%         4.8%
Interest expense                                             3.0%         2.6%           3.2%         2.9%
Gain on sale of business                                    -6.6%         0.0%          -3.7%         0.0%
Other income                                                -0.1%         0.0%          -0.1%        -0.1%
                                                           -----        -----          -----        -----
Income before income taxes                                  11.1%         3.9%           6.1%         2.0%
Income tax expense                                           6.5%         1.7%           3.5%         0.9%
                                                           -----        -----          -----        -----
Net income                                                   4.6%         2.2%           2.6%         1.1%
Dividends and accretion on preferred stock                   0.6%         0.7%           0.7%         0.7%
                                                           -----        -----          -----        -----
Net income available for common stockholders                 4.0%         1.5%           1.9%         0.4%
                                                           =====        =====          =====        =====



Three months ended April 26, 1998 compared to three months ended April 27, 1997

Net sales. For the second quarter of 1998, net sales increased 11.4%, to $41.9 million, as compared to net sales of $37.6 million in the second quarter of 1997.

In the Company's Engineered Component Products segment, net sales increased 9.7%, to $23.2 million in 1998 from $21.1 million in 1997, primarily as a result of an 11.4% increase in sales at the Motor Companies to existing customers and the addition of new customers. Sales of heat transfer coils at Snowmax increased 10.9% over the prior year quarter, primarily as a result of increased unit volume, while sales of replacement camshaft bearings at Dura-Bond declined 1.9% as compared to the prior year quarter.

Net sales in the Specialized Equipment segment increased 13.7%, to $18.7 million in the second quarter of 1998, as compared to $16.4 million in the prior year quarter. This increase reflects a 16.2%, or $1.3 million, increase in sales of aluminum trailers, attributable to both a price increase effective beginning in the second quarter of 1998 and increased volume. The increase in net sales in this segment was also a result of an 11.3%, or $943,000, increase in sales of agricultural equipment. Net sales attributable to Great Bend were $3.6 million and $3.8 million in the second quarter of 1998 and 1997, respectively.

Gross profit. For the second quarter of 1998, gross profit increased to $10.2 million, or 24.4% of net sales, as compared to $8.7 million, or 23.2% of net sales in the prior year quarter.

Gross profit in the Engineered Component Products segment increased 20.9%, to $6.2 million, or 26.5% of net sales, as compared to $5.1 million, or 24.1% of net sales in the second quarter of 1997. These increases reflect a 16.7% increase in gross profit at the Motor Companies and a 44.1% increase in gross profit at Snowmax, both resulting from increased sales volume and changes in product mix, and a 16.0% increase at Dura-Bond as a result of changes in customer mix.

In the Specialized Equipment segment, gross profit increased 12.1%, to $4.1 million, or 21.8% of net sales, as compared to $3.6 million, or 22.1% of net sales, in 1997, primarily as a result of improved operations at Sooner Trailer. In response to disappointing operating results in the first quarter of 1998, the Company discontinued the production of certain low-margin livestock trailers and instituted price increases on certain other models.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.1%, or $5.5 million, in the second quarter of 1998, as compared to 13.3%, or $5.0 million in the prior year quarter. In the Engineered Component Products segment, selling general and administrative expenses were $2.7 million, or 11.6% of net sales, as compared to $2.5 million or 11.8% of net sales in the second quarter of 1997. The increase in selling, general and administrative expenses in this segment was primarily the result of an increase in engineering costs in response to increased sales and increased sales and administrative personnel costs. In the Specialized Equipment segment, selling, general and administrative expenses were $2.8 million, or 15.1% of net sales, in 1998, as compared to $2.5 million, or 15.3% of net sales, in the prior year quarter. The increase in selling, general and administrative expenses in this segment was primarily the result of an increase in sales personnel and increased advertising and promotional costs.

Corporate expenses. In the second quarter of 1998, corporate expenses were $1.6 million, or 3.9% of net sales, as compared to $1.3 million, or 3.4% of net sales in 1997. Corporate expenses increased primarily as a result of higher medical insurance costs and consulting costs.

Income from operations. For the second quarter of 1998, income from operations increased 28.0%, to $3.1 million, or 7.4% of net sales, as compared to $2.4 million, or 6.5% of net sales, in 1997.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 33.3%, to $3.5 million, in the second quarter of 1998, as compared to $2.6 million, in the prior year quarter. As a percentage of net sales, business unit income for this segment increased to 15.0% in 1998 from 12.3% in 1997. These increases were primarily a result of strong sales and improved margins at Snowmax, increased sales at the Motor Companies and improved results at Dura-Bond. Business unit income from the Motor Companies was adversely affected by a reduction in income from operations from the Company's Cramer subsidiary, the operations of which are planned to be consolidated into Rhodes' manufacturing facility in connection with the merger of the two companies.

Business unit income from the Specialized Equipment segment increased 12.7%, to $1.3 million in the second quarter of 1998, from $1.1 million in the prior year quarter, as a result of improved operations at Sooner Trailers. Business unit income attributable to Great Bend was $295,000 and $440,000 for the second quarter of 1998 and 1997, respectively.

Interest expense. For the second quarter of 1998, interest expense was $1.3 million, as compared to $1.0 million in 1997. This increase was the result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 58.2% for the second quarter of 1998, as compared to 44.4% in the prior year quarter. This increase was primarily a result of non-deductible goodwill associated with the sale of Great Bend. The Company expects its effective tax rate to decrease for the remainder of the year.

Net income available for common stockholders. Net income available for common stockholders was $1.7 million, or $.29 per share, in the second quarter of 1998, as compared to $558,000, or $.10 per share, in the prior year quarter. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $188,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $79,000 and $73,000 for 1998 and 1997, respectively. The current quarter results include the gain on the sale of Great Bend of $2.8 million ($924,000 net of taxes, or $0.16 per share).

Six months ended April 26, 1998 compared to six months ended April 27, 1997

Net sales. Net sales for the six months ended April 26, 1998 increased 12.1%, to $75.9 million, as compared to net sales of $67.7 million in the first six months of 1997.

In the Company's Engineered Component Products segment, net sales increased 9.2%, to $41.9 million in 1998 from $38.4 million in 1997, primarily as a result of increased sales volume at the Motor Companies to existing customers and the addition of new customers. This increase also reflects a 7.2% increase in sales of heat transfer coils at Snowmax, primarily as a result of increased unit volume, while sales of replacement camshaft bearings at Dura-Bond decreased 2.2% as compared to the prior year period.

Net sales in the Specialized Equipment segment increased 15.9%, to $34.1 million in 1998, as compared to $29.4 million in the prior year period. This increase reflects a 16.0%, or $2.4 million, increase in sales of agricultural equipment, resulting from the strong agricultural market, and a 15.8%, or $2.2 million, increase in sales of aluminum trailers. Sales attributable to Great Bend were $7.3 million in the first six months of 1998 and $6.7 million in 1997.

Gross profit. For the first six months of 1998, gross profit increased to $17.7 million, or 23.3% of net sales, as compared to $15.6 million, or 23.1% of net sales in the prior year period.

Gross profit in the Engineered Component Products segment increased 15.6%, to $10.6 million, or 25.3% of net sales, as compared to $9.2 million, or 23.9% of net sales in 1997. These increases were attributable to a 15.5% increase in gross profit at the Motor Companies and a 30.5% increase in gross profit at Snowmax, both resulting from increased sales volume and changes in product mix.

In the Specialized Equipment segment, gross profit increased 10.3%, to $7.1 million, as compared to $6.5 million, in 1997, reflecting increased sales of agricultural equipment and improved operating results at Sooner during the second quarter of 1998 as a result of changes in product mix.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.8%, or $10.5 million, in 1998, as compared to 14.5%, or $9.8 million in the prior year period. In the Engineered Component Products segment, selling general and administrative expenses were $5.1 million, or 12.1% of net sales, in 1998, as compared to $4.9 million, or 12.8% of net sales, in 1997. The increase in selling, general and administrative expenses in this segment was primarily the result of increased engineering costs in response to increased sales and increased sales and administrative personnel costs. In the Specialized Equipment segment, selling, general and administrative expenses were $5.4 million, or 15.9% of net sales, in 1998, as compared to $4.9 million, or 16.7% of net sales, in the prior year period. The increase in selling, general and administrative expenses in this segment was primarily the result of an increase in sales personnel and increased advertising and promotional costs.

Corporate expenses. For the current six-month period, corporate expenses were $3.0 million, or 4.0% of net sales, as compared to $2.6 million, or 3.8% of net sales in the prior year period. Corporate expenses increased primarily as a result of higher medical insurance, consulting and personnel costs.

Income from operations. For the first six months of 1998, income from operations increased 28.6%, to $4.2 million, or 5.5% of net sales, as compared to $3.3 million, or 4.8% of net sales, in 1997.

Business unit income, defined as income from operations before allocation of corporate expenses, for the Engineered Component Products segment increased 29.6%, to $5.5 million, in the current period, as compared to $4.2 million, in 1997. As a percentage of net sales, business unit income for this segment increased to 13.1% in 1998 from 11.1% in 1997. These increases were primarily a result of increased sales at the Motor Companies, as a whole, and strong sales and improved margins at Snowmax.

Business unit income from the Specialized Equipment segment was $1.7 million in 1998, as compared to $1.6 million, in 1997, an increase of 8.6%. These results reflect a $213,000 increase in business unit income from the agricultural equipment companies, as a result of continued strong sales, offset by a $77,000 decrease in business unit income from Sooner Trailer, primarily as a result of changes in product mix and increased selling, general and administrative expenses in the first quarter of 1998. Business unit income attributable to Great Bend was $670,000 and $657,000 for the 1998 and 1997 six-month periods, respectively.

Interest expense. For the current six-month period, interest expense was $2.4 million, as compared to $2.0 million in 1997. This increase was the result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 58.1% for the first six months of 1998, as compared to 44.5% in the prior year period. This increase was primarily a result of non-deductible goodwill associated with the sale of Great Bend.

Net income available for common stockholders. Net income available for common stockholders was $1.4 million, or $.24 per share, in the first six months of 1998, as compared to $243,000, or $.04 per share, in the prior year period. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $375,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $157,000 and $146,000 for

1998 and 1997, respectively. The current period results include the gain on the sale of Great Bend of $2.8 million ($924,000 net of taxes, or $0.16 per share).

Liquidity and Capital Resources

Cash and cash equivalents were $1.5 million at April 26, 1998, exclusive of $225,000 of cash that was restricted under industrial revenue financings. This compares to cash of $840,000 and restricted cash of $298,000 as of October 26, 1997. Working capital increased to $32.1 million at April 26, 1998 from $24.6 million at October 26, 1997. This increase was principally a result of additional investments in accounts receivable and inventory of $5.3 million and $3.2 million, respectively, as well as a reduction in the current portion of long-term debt of $2.0 million, partially offset by an increase in accounts payable of $1.9 million. The increase in working capital also reflects the effects of the acquisition of Astro Air and the disposition of Great Bend. Net cash used in operating activities was $3.9 million, as compared to net cash provided by operating activities of $2.8 million in the prior year period. The decrease in cash from operations was principally the result of increased accounts receivable and inventories, primarily in response to increased sales and the effects of seasonality, partially offset by improved operating results.

Investing activities included proceeds from the sale of Great Bend, effective April 26, 1998, of $9.9 million. Also effective April 26, 1998, the Company acquired the assets of Astro Air for $7.8 million, net of cash acquired. Investing activities also included $3.9 million for capital expenditures for equipment. Of this amount, approximately $2.5 million was invested in the Engineered Component Products segment and $747,000 in the Specialized Equipment segment. The remainder, $562,000, was invested in computer equipment and software upgrades at the corporate office. The Company currently plans to invest approximately $4.5 million during the remainder of fiscal 1998, including approximately $2.5 million for the expansion of the Stature manufacturing facility and related machinery and equipment, expected to be substantially completed in the fourth quarter of 1998. Funding for the Stature expansion is expected to be through the use of industrial revenue financing. Management anticipates funding the other capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Financing activities included net borrowings under the Company's $55.0 million revolving credit agreement of $10.2 million, related to increased working capital needs, debt repayments of $2.5 million and the payment of dividends of $1.4 million.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At April 26, 1998, $47.8 million was outstanding and $7.2 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.0% at April 26, 1998. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. Certain covenants, including the fixed charges coverage ratio, the total debt to EBITDA ratio, and the tangible net worth covenant, were amended during the second quarter of 1998 to allow for the acquisitions of Astro Air and Rhodes and the divestitures of Great Bend, DewEze and Parker. The Company anticipates that it will remain in compliance with these covenants for the foreseeable future.

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

The Company believes anticipated funds to be generated from future operations, available credit facilities and dispositions will be sufficient to meet anticipated operating and capital needs, including the acquisition of Rhodes.


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

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

          o The sale of DewEze is subject to a non-binding letter of intent, with a definitive sale agreement currently under negotiation. Such sale will be subject to customary conditions, some of which will be outside the Company's control. Accordingly, there can be no assurance that the sale will be completed.

          o No definitive agreement or commitment exists with regard to the sale of Parker. Accordingly, there can be no assurance as to whether or when the sale will be completed. The results of operations of Parker may be adversely affected as a result of the announced sale.

          o The acquisition of Rhodes is subject to approval by Rhodes' shareholders, as well as other customary conditions, some of which are outside the Company's control. Accordingly, there can be no assurance that the acquisition will be completed. Since the acquisition of Rhodes is not yet completed, the ultimate cost and timing of such acquisition and the related consolidation of the Cramer operations can only be estimated.

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

Part II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on March 18, 1998, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 25, 1998 and approved the adoption of the 1998 Long-Term Incentive Plan. In the election of directors, 5,520,709 shares were voted in favor of the election of George B. Lemmon, Jr. and 11,252 were withheld, 5,498,409 shares were voted in favor of the election of John B. Reese and 11,252 were withheld, 5,497,819 shares were voted in favor of the election of Eugene P. Lynch and 11,842 were withheld, 5,520,709 shares were voted in favor of the election of Ellen D. Harvey and 11,252 were withheld, 5,520,709 shares were voted in favor of the election of Harry E. Hill and 11,252 were withheld, 5,497,819 shares were voted in favor of the election of James A. Ounsworth and 11,842 were withheld. There were 812,212 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 25, 1998, 5,501,979 shares were voted in favor, 2,350 shares were voted against and 5,332 shares abstained. In the vote to adopt the 1998 Long-Term Incentive Plan, 4,498,437 shares were voted in favor, 65,124 shares voted against, 271,079 shares abstained and 697,321 were broker non-votes.


Item 6.           Exhibits and Reports on Form 8-K

(a)       Exhibits


Exhibit No.       Description

 10.1 Ninth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 27, 1998.

*10.2 1998 Long-Term Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 2, 1998, Registration No. 333-55835).

 11               Computation of per share earnings

 27               Financial Data Schedule

-------------
* Incorporated by reference.

(b)       Reports on Form 8-K

                  A Current Report on Form 8-K, dated March 30, 1998 was filed to announce that the Company had signed an agreement to sell substantially of the assets of Great Bend Manufacturing Company, Inc. and that it had signed non-binding letters of intent to sell the assets of two other businesses in its specialized equipment segment.

                  A Current Report on Form 8-K, dated April 3, 1998 was filed to announce that the Company had signed two definitive agreements, one to acquires substantially all of the assets of Astro Air, Inc. and one to acquire all of the outstanding stock of M.H. Rhodes, Inc.

                  A Current Report on Form 8-K, dated April 26, 1998 was filed to announce that the Company had completed both the sale of Great Bend Manufacturing Company, Inc. and the acquisition of Astro Air, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         OWOSSO CORPORATION



 Date:    June 10, 1998                  By: /s/ George B. Lemmon, Jr.
                                         -----------------------------
                                                George B. Lemmon, Jr.
                                                President, Chief Executive
                                                Officer, and Director



                                         By: /s/ John H. Wert, Jr.
                                         -----------------------------
                                                John H. Wert, Jr.
                                                Senior Vice President - Finance,
                                                Chief Financial Officer, and
                                                Treasurer and Secretary