Form 10-Q
period 1998-07-26
OWOSSO CORP
filed 1998-09-09
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: July 26, 1998    Commission file number: 0-25066



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 4, 1998, 5,815,742 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                               Page
PART I - FINANCIAL INFORMATION:

         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the Three and Nine Months Ended July 26, 1998 and
                           July 27, 1997 (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           July 26, 1998 (unaudited) and October 26, 1997

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the Nine Months Ended July 26, 1998 and
                           July 27, 1997 (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               11
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures About                        19
                           Market Risk

PART II - OTHER INFORMATION:


         Item 5.           Other Information                                                     20

         Item 6.           Exhibits and Reports on Form 8-K                                      20



OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended                    Nine Months Ended
                                                  --------------------------------      --------------------------------
                                                      July 26,          July 27,           July 26,           July 27,
                                                       1998               1997               1998               1997
                                                  -------------      -------------      -------------      -------------
Net sales                                         $  42,998,000      $  38,290,000      $ 118,920,000      $ 106,019,000

Cost of products sold                                34,503,000         29,662,000         92,705,000         81,760,000
                                                  -------------      -------------      -------------      -------------

Gross profit                                          8,495,000          8,628,000         26,215,000         24,259,000

Expenses:
          Selling, general and administrative         5,282,000          4,759,000         15,787,000         14,578,000
          Corporate                                   1,396,000          1,129,000          4,420,000          3,682,000
          Restructuring charge                          909,000                 --            909,000                 --
                                                  -------------      -------------      -------------      -------------

Income from operations                                  908,000          2,740,000          5,099,000          5,999,000

Interest expense                                      1,272,000          1,049,000          3,668,000          3,024,000

Gain on sale of business                                     --                 --          2,775,000                 --

Other income                                              2,000             87,000             73,000            178,000
                                                  -------------      -------------      -------------      -------------

Income (loss) before income taxes                      (362,000)         1,778,000          4,279,000          3,153,000

Income tax expense (benefit)                            (24,000)           844,000          2,674,000          1,455,000
                                                  -------------      -------------      -------------      -------------

Net income (loss)                                      (338,000)           934,000          1,605,000          1,698,000

Dividends and accretion on preferred stock             (268,000)          (262,000)          (800,000)          (783,000)
                                                  -------------      -------------      -------------      -------------

Net income (loss) available
          for common stockholders                 $    (606,000)     $     672,000      $     805,000      $     915,000
                                                  =============      =============      =============      =============
Earnings (loss) per common share:
          Basic                                   $       (0.10)     $        0.12      $        0.14      $        0.16
                                                  =============      =============      =============      =============

          Diluted                                 $       (0.10)     $        0.12      $        0.14      $        0.16
                                                  =============      =============      =============      =============
Weighted average number of
          common shares outstanding:
          Basic                                       5,815,000          5,809,000          5,812,000          5,809,000
                                                  =============      =============      =============      =============
          Diluted                                     5,815,000          5,830,000          5,832,000          5,826,000
                                                  =============      =============      =============      =============

            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           July 26,             October 26,
                                                            1998                  1997
ASSETS                                                   (Unaudited)            (See Note)

CURRENT ASSETS:
       Cash and cash equivalents                       $    150,000           $    840,000
       Receivables, net                                  22,921,000             19,868,000
       Inventories, net                                  24,507,000             23,084,000
       Prepaid expenses and other                         1,376,000              1,153,000
       Deferred taxes                                       684,000              1,039,000
                                                       ------------           ------------

            Total current assets                         49,638,000             45,984,000

PROPERTY, PLANT AND EQUIPMENT, NET                       35,993,000             27,443,000

GOODWILL, NET                                            27,573,000             29,048,000

OTHER INTANGIBLE ASSETS, NET                              8,902,000              8,054,000

OTHER ASSETS                                              1,507,000              1,152,000
                                                       ------------           ------------

TOTAL ASSETS                                           $123,613,000           $111,681,000
                                                       ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                        $ 10,434,000           $  8,821,000
       Accrued expenses                                   7,553,000              6,323,000
       Current portion of related party debt              2,843,000              3,750,000
       Current portion of long-term debt                  1,502,000              2,479,000
                                                       ------------           ------------

            Total current liabilities                    22,332,000             21,373,000

LONG-TERM DEBT, LESS CURRENT PORTION                     58,960,000             48,619,000

POSTRETIREMENT BENEFITS                                   2,663,000              1,812,000

DEFERRED TAXES                                            3,405,000              3,147,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                     36,253,000             36,730,000
                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $123,613,000           $111,681,000
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

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                     -------------------------------------
                                                                        July 26,                July 27,
                                                                          1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  1,605,000            $  1,698,000
       Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Depreciation                                                3,432,000               3,003,000
            Amortization                                                1,773,000               1,609,000
            Gain on sale of business                                   (2,775,000)                     --
            Other                                                         456,000                  45,000
            Changes in operating assets and liabilities                (5,573,000)             (3,338,000)
                                                                     ------------            ------------

       Net cash (used in) provided by operating activities             (1,082,000)              3,017,000
                                                                     ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of businesses                            14,075,000                      --
       Acquisition of businesses, net of cash acquired                (10,667,000)                     --
       Purchases of property, plant and equipment                      (7,070,000)             (3,986,000)
       Other                                                              747,000                  82,000
                                                                     ------------            ------------

       Net cash used in investing activities                           (2,915,000)             (3,904,000)
                                                                     ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                 11,850,000               5,850,000
       Proceeds from long-term debt                                       300,000                 350,000
       Payments on long-term debt                                      (5,804,000)             (1,245,000)
       Payments on related party debt                                    (907,000)             (2,225,000)
       Dividends paid                                                  (2,132,000)             (2,131,000)
                                                                     ------------            ------------

       Net cash provided by financing activities                        3,307,000                 599,000
                                                                     ------------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (690,000)               (288,000)

CASH AND CASH EQUIVALENTS, BEGINNING                                      840,000                 840,000
                                                                     ------------            ------------

CASH AND CASH EQUIVALENTS, ENDING                                    $    150,000            $    552,000
                                                                     ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                 $  3,422,000            $  3,012,000
                                                                     ============            ============
       Taxes paid                                                    $  3,211,000            $    911,000
                                                                     ============            ============

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The subsidiaries include:

     o The "Motor Companies":
           o Motor Products - Owosso Corporation ("Motor Products")
           o Motor Products - Ohio Corporation ("MP-Ohio")
           o Stature Electric, Inc. ("Stature")
           o Owosso Motor Group, Inc. ("Motor Group")
           o Cramer Company ("Cramer") - merged into M.H. Rhodes, Inc. June 30, 1998
           o M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
      o Snowmax, Incorporated ("Snowmax")
      o Astro Air, Inc. ("Astro Air") - acquired April 26, 1998
      o The Landover Company ("Dura-Bond")
      o Sooner Trailer Manufacturing Co. ("Sooner")
      o DewEze Manufacturing, Inc.("DewEze") - sold July 24, 1998
      o Parker Industries ("Parker")
      o Great Bend Manufacturing Company, Inc. ("Great Bend") - sold April 26, 1998

     The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro Air) and Specialized Equipment (Sooner, Parker, and DewEze and Great Bend prior to their dispositions). In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

     Financial Statements - The condensed consolidated balance sheet as of July 26, 1998 and the condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended July 26, 1998 and July 27, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 26, 1997 Annual Report on Form 10-K.

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

     In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which revises the required disclosures for employee benefit plans, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Restatement of disclosures for earlier periods presented for comparative purposes is required under SFAS No. 132. As this statement only revises disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 132 in fiscal 1999.

2.   ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     Sale of DewEze - Effective July 24, 1998, the Company sold substantially all of the assets of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary for cash proceeds of approximately $4,200,000 and a note for $700,000, plus the assumption of approximately $600,000 in liabilities. Quarterly principal payments are due on the note beginning January 2001 through October 2005. Interest on the note is due quarterly at 9% per annum beginning January 1999 through October 2001, at which time the rate increases to 12% per annum, and further increases 1% per year thereafter through maturity of the note. Gain on the sale of DewEze of $101,000 has been deferred until maturity of the note. The Company has no further commitments or contingencies related to the sale of DewEze. The Company's results of operations for the nine months ended
     July 26, 1998 include net sales and income from operations, before allocation of corporate expenses, from DewEze of $5,800,000 and $223,000, respectively.

     Acquisition of Rhodes - Effective June 30, 1998, the Company acquired all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), a publicly-held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut, for $2,900,000 in cash, plus the repayment, shortly after closing, of approximately $425,000 of debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been preliminarily allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $305,000, which is being amortized on a straight-line basis over 20 years. The Company intends to consolidate the operations of its Cramer subsidiary, located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility. See Note 3 - Restructuring Charges.

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

     Acquisition of Astro Air - Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8,000,000 in cash, plus the repayment, shortly after closing, of approximately $2,700,000 of debt. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of the net revenues generated by certain specified customers. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been preliminarily allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $950,000, which is being amortized on a straight-line basis over 20 years.

     The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions of Rhodes and Astro Air and the dispositions of DewEze and Great Bend had occurred at the beginning of fiscal year 1997 after giving effect to certain adjustments, including depreciation expense related to the fair market write-up of machinery and equipment, amortization of intangible assets, including goodwill, the elimination of the gain on the disposition of Great Bend and elimination of the restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes, including the termination of the lease on the Cramer facility. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 1997.

                                                         Nine Months Ended
                                                       ---------------------
                                                        July 26,     July 27,
                                                         1998         1997

     Net sales                                     $ 124,409,000  $ 111,373,000
     Net income                                        1,487,000      1,552,000
     Net income available for common stockholders        687,000        769,000
     Basic earnings per common share               $        0.12  $        0.13

3.   RESTRUCTURING CHARGE

     In connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000. The restructuring charge includes $583,000 for the termination of the lease on Cramer's current manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. The restructuring is expected to be completed during the remainder of 1998 and the remaining charges will be paid during the next twelve months.

4.   INVENTORIES
                                                  July 26,      October 26,
                                                    1998           1997

     Raw materials and purchased parts         $ 10,578,000   $  9,325,000
     Work in process                              5,976,000      5,014,000
     Finished goods                               7,953,000      8,745,000
                                               ------------   ------------

     Total                                     $ 24,507,000   $ 23,084,000
                                               ============   ============

5.   COMMITMENTS AND CONTINGENCIES

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

     The Company has been named as a potentially responsible party with respect to two hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency (the "EPA") under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matter through the payment of de minimis amounts.

     Rhodes has been named as a potentially responsible party with respect to a hazardous disposal site currently under remediation by the EPA under its "Superfund" program. Based on the minimal amount of waste alleged to have been contributed to the site by Rhodes, the Company expects to resolve the matter through the payment of a de minimis amount. Rhodes is also involved in environmental remediation at its manufacturing site, which is not subject to any Superfund law proceeding. The Company does not believe that the resolution of this matter will have a material adverse effect on the financial results of the Company.

     Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $10.4 million of product as of July 26, 1998. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession on any significant amount of equipment pursuant to the repurchase obligations in these contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of July 26, 1998 and the results of operations for the three and nine-month periods ended July 26, 1998 and July 27, 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Seasonality. Sales of certain of the Company's specialized equipment tend to be seasonal, with lowest sales during the first fiscal quarter and higher sales during the fourth fiscal quarter, corresponding with the fall harvest season for farmers. Sales of the Company's engineered component products experience less seasonality but generally are lowest during the first fiscal quarter.

General

During the second fiscal quarter of 1998, the Company announced its intention to exit the three agricultural equipment businesses included in its Specialized Equipment segment in order to focus its resources on expanding the Company's Engineered Component Products businesses and improving the performance of its trailer business.

As the first step in this process, the Company completed the sale of substantially all of the assets of its Great Bend Manufacturing subsidiary to Allied Products Corporation, effective April 26, 1998. Proceeds from the sale were approximately $9.9 million, plus the assumption of approximately $2.1 million in liabilities. The Company recorded a gain on the sale of $2.8 million ($924,000, net of tax).

On July 24, 1998, the Company completed the sale of the assets of its DewEze Manufacturing ("DewEze") business to Harper Industries, Inc., a company formed by the president of the subsidiary. Proceeds from the sale were approximately $4.2 million in cash and a note for $700,000, plus the assumption of approximately $600,000 in liabilities. Gain on the sale of DewEze of $101,000 has been deferred until maturity of the note in October 2005. The Company has no further commitments or contingencies related to the sale of DewEze.

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

Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8.0 million in cash, plus the repayment, shortly after closing, of approximately $2.7 million of debt. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of the net revenues generated by certain specified customers. The Company recorded $205,000 in connection with this agreement in the third quarter of 1998 as goodwill.

On June 30, 1998, the Company completed the acquisition of all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), a publicly held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut. The purchase price of $14.51 per Rhodes share aggregated $2.9 million, plus the assumption or repayment of debt of approximately $1.2 million. The Company is consolidating the operations of its Cramer subsidiary, located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility. See Restructuring Charge.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                                  Three Months Ended                Nine Months Ended
                                                            ---------------------------       --------------------------
                                                               July 26,        July 27,         July 26,         July 27,
                                                                1998             1997             1998             1997
Net sales                                                       100.0%           100.0%           100.0%           100.0%
Cost of products sold                                            80.2%            77.5%            78.0%            77.1%
                                                            ---------        ---------        ---------        ---------
Gross profit                                                     19.8%            22.5%            22.0%            22.9%
Expenses:
     Selling, general and administrative                         12.3%            12.4%            13.3%            13.8%
     Corporate                                                    3.2%             2.9%             3.7%             3.4%
     Restructuring charge                                         2.1%             0.0%             0.8%             0.0%
                                                            ---------        ---------        ---------        ---------
Income from operations                                            2.2%             7.2%             4.2%             5.7%
Interest expense                                                  3.0%             2.7%             3.1%             2.9%
Gain on sale of business                                          0.0%             0.0%            -2.4%             0.0%
Other income                                                      0.0%            -0.2%            -0.1%            -0.2%
                                                            ---------        ---------        ---------        ---------
Income (loss) before income taxes                                -0.8%             4.7%             3.6%             3.0%
Income tax expense                                                0.0%             2.2%             2.2%             1.4%
                                                            ---------        ---------        ---------        ---------
Net income (loss)                                                -0.8%             2.5%             1.4%             1.6%
Dividends and accretion on preferred stock                        0.6%             0.7%             0.7%             0.7%
                                                            ---------        ---------        ---------        ---------
Net income (loss) available for common stockholders              -1.4%             1.8%             0.7%             0.9%
                                                            =========        =========        =========        =========

Three months ended July 26, 1998 compared to three months ended July 27, 1997

Net sales. For the third quarter of 1998, net sales increased 12.3%, to $43.0 million, as compared to net sales of $38.3 million in the third quarter of 1997. These results include both the effects of disposing of Great Bend and acquiring Astro Air. Sales attributable to Great Bend included in 1997 results were $3.6 million. Sales attributable to Astro Air included in 1998 results were $6.5 million. Exclusive of the effects of Great Bend and Astro Air, sales increased $1.8 million, or 5.2% as compared to the prior year quarter.

In the Company's Engineered Component Products segment, net sales increased $7.8 million, to $29.1 million in 1998 from $21.4 million in 1997. This increase includes $6.5 million in net sales at Astro Air which was acquired April 26, 1998. Sales results at the Motor Companies were mixed resulting in an overall increase of 5.6% over the prior year quarter, primarily attributable to increased sales to existing customers and the addition of new customers. Sales of heat transfer coils at Snowmax increased 6.3% over the prior year quarter, primarily as a result of increased unit volume, while sales of replacement camshaft bearings at Dura-Bond increased 5.7% as compared to the prior year quarter.

Net sales in the Specialized Equipment segment decreased $3.0 million, to $13.9 million in the third quarter of 1998, as compared to $16.9 million in the prior year quarter, reflecting an increase in sales of aluminum trailers, offset by reduced sales of agricultural equipment, primarily as a result of the sale of Great Bend. Sales of aluminum trailers were $9.3 million for the third quarter of 1998, an increase of 18.2% over the prior year's quarterly net sales of $7.8 million. This increase was attributable to both a price increase effective beginning in the second quarter of 1998 and increased volume. Net sales of agricultural equipment decreased $4.5 million, reflecting the sale of Great Bend on April 26, 1998. Net sales attributable to Great Bend were $3.6 million in the prior year quarter. In addition, weak demand at Parker, which the Company is continuing its efforts to sell, resulted in decreased sales of $1.1 million.

Gross profit. For the third quarter of 1998, gross profit was $8.5 million, or 19.8% of net sales, as compared to $8.7 million, or 22.5% of net sales in the prior year quarter.

Gross profit in the Engineered Component Products segment increased 14.6%, to $5.7 million, as compared to $5.0 million, in the third quarter of 1997. This increase reflects gross profit of $702,000 attributable to Astro Air, a $248,000, or 32.5%, increase in gross profit at Snowmax, resulting from increased sales volume and changes in product mix and a $220,000, or 28.2%, increase at Dura-Bond as a result of changes in customer mix. These increases were partially offset by decreased gross profit at the Motor Companies as a result of the write-off of approximately $327,000 of inventory in connection with the merger of the Company's Cramer subsidiary into Rhodes. As a percentage of sales, gross profit decreased to 19.7%, from 23.4% in the prior year quarter. This decrease was primarily attributable to the inclusion of Astro Air, which has lower margins as compared to the other companies in this segment and the Cramer merger-related costs.

In the Specialized Equipment segment, gross profit decreased 23.7%, to $2.8 million, as compared to $3.6 million, in 1997. This decrease reflects the sale of Great Bend, gross profit from which was $1.0 million in the prior year quarter, increased warranty costs at DewEze and lower sales at Parker. The decrease in gross profit at the agricultural equipment companies was partially offset by improved operations at Sooner Trailer. In response to disappointing operating results in the first quarter of 1998, the Company discontinued the production of certain low-margin livestock trailers and instituted price increases on certain other models. As a result, Sooner's gross profit increased by $406,000, or 28.4%, as compared to the third quarter of 1997.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 12.3%, or $5.3 million, in the third quarter of 1998, as compared to 12.4%, or $4.8 million in the prior year quarter.

In the Engineered Component Products segment, selling general and administrative expenses were $3.3 million, or 11.3% of net sales, as compared to $2.4 million or 11.4% of net sales in the third quarter of 1997. The increase in selling, general and administrative expenses in this segment was primarily the result of approximately $380,000 of expenses related to the merger of the Company's Cramer subsidiary into Rhodes. Such expenses consisted primarily of training costs, consulting costs for enhancements to the management information systems, temporary help and the cost of moving Cramer's facility. The Company estimates that it will incur an additional $200,000 of merger-related costs in the fourth quarter. The increase in selling, general and administrative costs was also a result of the acquisition of Astro Air and increased sales and administrative personnel costs at the Motor Companies.

In the Specialized Equipment segment, selling, general and administrative expenses were $2.0 million, or 14.4% of net sales, in 1998, as compared to $2.3 million, or 13.8% of net sales, in the prior year quarter. The decrease in selling, general and administrative expenses in this segment reflects the sale of Great Bend, partially offset by an increase in sales personnel and increased advertising and promotional costs at Sooner.

Corporate expenses. In the third quarter of 1998, corporate expenses were $1.4 million, or 3.2% of net sales, as compared to $1.1 million, or 2.9% of net sales in 1997. Corporate expenses increased primarily as a result of higher personnel costs and increased consulting and legal and professional costs.

Restructuring charge. In connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000 in the third quarter of 1998. The restructuring charge includes $583,000 for the termination of the lease on Cramer's current manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 employees, and $50,000 for the write-off of manufacturing equipment. The restructuring is expected to be completed during the remainder of 1998 and the remaining charges will be paid during the next twelve months.

Income from operations. For the third quarter of 1998, income from operations decreased $1.8 million, to $908,000, as compared to $2.7 million, in 1997, reflecting the restructuring charge of $909,000 and $707,000 of merger-related expenses taken in the third quarter of 1998.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses and before the restructuring charge. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment decreased to $2.4 million, in the third quarter of 1998, as compared to $2.6 million, in the prior year quarter. This decrease resulted from reduced business unit income at the Motor Companies, primarily attributable to lower sales, reduced margins and merger-related costs at the Company's Cramer subsidiary, partially offset by the acquisition of Astro Air and improved margins at Snowmax and Dura-Bond. As a percentage of net sales, business unit income for this segment decreased to 8.4% in 1998 from 12.0% in 1997. This decrease was primarily a result of decreased margins at the Motor Companies, primarily related to Cramer merger costs, partially offset by improved margins at Snowmax and Dura-Bond. This decrease was also attributable to the inclusion of Astro Air, which has lower margins as compared to other companies in this segment.

Business unit income from the Specialized Equipment segment decreased $532,000, to $773,000 in the third quarter of 1998, from $1.3 million in the prior year quarter. This decrease reflects the sale of Great Bend, which contributed business unit income of $423,000 in 1997 and reduced business unit income from DewEze as a result of increased warranty costs, partially offset by improved operations at Sooner Trailers.

Interest expense. For the third quarter of 1998, interest expense increased to $1.3 million, as compared to $1.0 million in 1997, primarily as a result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective tax rate was adversely affected in the third quarter of 1998 by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $606,000, or $.10 per share, in the third quarter of 1998, as compared to net income available for common stockholders of $672,000, or $.12 per share, in the prior year quarter. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $187,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $81,000 and $75,000 for 1998 and 1997, respectively. As discussed above, the current quarter results include a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Nine months ended July 26, 1998 compared to nine months ended July 27, 1997

Net sales. Net sales for the nine months ended July 26, 1998 increased 12.2%, to $118.9 million, as compared to net sales of $106.0 million in the first nine months of 1997. These results include both the effects of disposing of Great Bend and acquiring Astro Air. Sales attributable to Great Bend were $7.3 million in 1998 and $10.3 million in 1997. Sales attributable to Astro Air included in 1998 results were $6.5 million. Exclusive of the effects of Great Bend and Astro Air, sales increased $9.5 million, or 9.9% as compared to the prior year period.

In the Company's Engineered Component Products segment, net sales increased $11.3 million, or 18.9%, to $71.0 million in 1998 from $59.7 million in 1997. This increase reflects $6.5 million in net sales at Astro Air, acquired at the end of the second quarter of 1998. This increase also reflects a 9.5% increase in sales at the Motor Companies as a result of increased sales volume to existing customers and the addition of new customers and a 6.9% increase in sales of heat transfer coils at Snowmax, primarily as a result of increased unit volume.

Net sales in the Specialized Equipment segment increased 3.5%, to $47.9 million in 1998, as compared to $46.3 million in the prior year period. This increase reflects a 16.7%, or $3.7 million, increase in sales of aluminum trailers, partially offset by an 8.3%, or $2.0 million, decrease in sales of agricultural equipment, reflecting the sale of Great Bend. Sales attributable to Great Bend were $7.3 million in 1998 and $10.3 million in 1997.

Gross profit. For the nine months ended July 26, 1998, gross profit increased 8.1%, to $26.2 million, or 22.0% of net sales, as compared to $24.3 million, or 22.9% of net sales in the prior year period.

Gross profit in the Engineered Component Products segment increased 15.2%, or $2.2 million, to $16.3 million, as compared to $14.2 million in 1997. This increase reflects gross profit of $702,000 attributable to Astro Air, a 31.2%, or $671,000, increase in gross profit at Snowmax, resulting from increased sales volume and changes in product mix, and an 11.5%, or $288,000, increase in gross profit from Dura-bond. This increase was also attributable to an 5.2%, or $492,000, increase in gross profit at the Motor Companies, as a whole. Gross profit at the Motor Companies was adversely affected by the write-off of approximately $327,000 of inventory in connection with the Cramer merger into Rhodes. As a percentage of sales, gross profit decreased marginally to 23.0%, from 23.7% in the prior year period. This decrease was primarily attributable to the inclusion of Astro Air, which has lower margins as compared to the other companies in this segment, and the Cramer merger-related costs.

In the Specialized Equipment segment, gross profit was $9.9 million in 1998, as compared to $10.1 million, in 1997. Improved operating results at Sooner resulted in a 17.2%, or $628,000 increase in gross profit. This increase was offset by the effects of selling Great Bend. Gross profit attributable to Great Bend was $2.0 million in 1998 and $3.1 million in the prior year period. As a percentage of sales, gross profit decreased to 20.7%, from 21.8% in the prior year period. This decrease was primarily attributable to the disposition of Great Bend, which had higher margins as compared to the other companies in this segment.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.3%, or $15.8 million, in 1998, as compared to 13.8%, or $14.6 million in the prior year period.

In the Engineered Component Products segment, selling general and administrative expenses were $8.4 million, or 11.8% of net sales, in 1998, as compared to $7.3 million, or 12.3% of net sales, in 1997. The increase in selling, general and administrative expenses in this segment was primarily the result of approximately $380,000 of expenses related to the merger of Cramer and the inclusion of the results of Astro Air. The increase in selling, general and administrative costs was also a result of increased sales and administrative personnel costs and increased engineering costs in response to increased sales at the Motor Companies.

In the Specialized Equipment segment, selling, general and administrative expenses were $7.5 million, or 15.6% of net sales, in 1998, as compared to $7.2 million, or 15.6% of net sales, in the prior year period. The increase in selling, general and administrative expenses in this segment was primarily the result of an increase in sales personnel and increased advertising and promotional costs at Sooner, partially offset by the effect of disposing of Great Bend.

Corporate expenses. For the current nine-month period, corporate expenses were $4.4 million, or 3.7% of net sales, as compared to $3.7 million, or 3.4% of net sales in the prior year period. Corporate expenses increased primarily as a result of higher personnel and related costs and increased consulting and legal and professional expenses.

Restructuring charge. As discussed above, in connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000 in the third quarter of 1998.

Income from operations. For the nine months ended July 26, 1998, income from operations was $5.1 million, as compared to $6.0 million, in 1997. This decrease reflects $909,000 of restructuring charges and $707,000 of merger-related expenses taken in the third quarter of 1998 in connection with the Cramer merger into Rhodes, as discussed above.

Business unit income, defined as income from operations before allocation of corporate expenses and before the restructuring charge, for the Engineered Component Products segment increased 16.6%, to $7.9 million, or 11.2% of net sales in the current period, as compared to $6.8 million, or 11.4% of net sales, in 1997. This increase in business unit income was primarily a result of strong sales and improved margins at Snowmax, improved results at Dura-bond and the acquisition of Astro Air. This increase was partially offset by reduced business unit income at the Motor Companies, primarily attributable to weak sales, reduced margins and merger-related expenses at the Company's Cramer subsidiary.

Business unit income from the Specialized Equipment segment was $2.5 million in 1998, as compared to $2.9 million, in 1997. These results reflect a $472,000 decrease in business unit income from the agricultural equipment companies, primarily as a result of the disposition of Great Bend, partially offset by increased business unit income from Sooner Trailer in the second and third fiscal quarters, primarily as a result of changes in product mix. Business unit income attributable to Great Bend was $670,000 and $1.1 million in the 1998 and 1997 periods, respectively.

Interest expense. For the current nine-month period, interest expense increased to $3.7 million, as compared to $3.6 million in 1997, primarily as a result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 62.5% for the nine months ended July 26, 1998, as compared to 46.1% in the prior year period. The effective tax rate for 1998 has been adversely affected as a result of non-deductible goodwill associated with the sale of Great Bend and by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income. The Company expects its effective tax rate to decline marginally for the remainder of the year.

Net income available for common stockholders. Net income available for common stockholders was $805,000, or $.14 per share, in the first nine months of 1998, as compared to $915,000, or $.16 per share, in the prior year period. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $563,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $237,000 and $220,000 for 1998 and 1997, respectively. The current period results include the gain on the sale of Great Bend and a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Liquidity and Capital Resources

At July 26, 1998, cash and cash equivalents were $150,000, as compared to cash of $840,000 and $298,000 of cash that was restricted under industrial revenue financings as of October 26, 1997. Working capital increased to $27.3 million at July 26, 1998 from $24.6 million at October 26, 1997. This increase was principally a result of additional investments in accounts receivable and inventory of $3.1 million and $1.4 million, respectively, as well as a reduction in the current portion of long-term debt of $1.9 million, partially offset by an increase in accounts payable and accrued expenses of $2.8 million. Net cash used in operating activities was $1.1 million, as compared to net cash provided by operating activities of $3.0 million in the prior year period. The decrease in cash from operations was principally the result of changes in inventory levels and accounts payable and decreased operating results, reflecting the restructuring charge recorded in the third quarter of 1998.

Investing activities included cash proceeds from the sale of DewEze of $4.2 million and from the sale of Great Bend of $9.9 million. Investing activities included the acquisition of the assets of Astro Air for $7.8 million, net of cash acquired and the acquisition of the stock of Rhodes for $2.7 million, net of cash acquired. Investing activities also included $7.1 million for capital expenditures for equipment. Of this amount, approximately $5.4 million was invested in the Engineered Component Products segment, including $2.0 million for the expansion of the Stature manufacturing facility and related machinery and equipment, and $1.0 million in the Specialized Equipment segment. The remainder, $652,000, was invested in computer equipment and software upgrades at the corporate office. The Company currently plans to invest approximately $2.0 million during the remainder of fiscal 1998, including approximately $800,000 for the expansion of the Stature manufacturing facility and related machinery and equipment, expected to be substantially completed in the fourth quarter of 1998. Funding for the Stature expansion is expected to be through the use of industrial revenue financing. Management anticipates funding the other capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Financing activities included net borrowings under the Company's $55.0 million revolving credit agreement of $11.9 million, related to increased working capital needs, debt repayments of $6.7 million and the payment of dividends of $2.1 million.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At July 26, 1998, $46.5 million was outstanding and $8.5 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 1.75% at July 26, 1998. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. The Company was in compliance with all such covenants as of July 26, 1998. The Company is currently renegotiating its revolving credit agreement prior to its expiration and anticipates that it will be in compliance with its credit facilities for the foreseeable future.

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

"Year 2000 Costs"

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). The Company is currently evaluating any possible exposures related to other date-sensitive equipment. The financial impact to the Company of bringing such equipment into Year 2000 compliance can not presently be determined. Historical costs of remediation have not been material. In addition, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
         Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-Q, including those which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to these provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

            o No definitive agreement or commitment exists with regard to the sale of Parker. Accordingly, there can be no assurance as to whether or when the sale will be completed. The results of operations of Parker may continue to be adversely affected as a result of the announced sale.

            o The ultimate cost and timing of the consolidation of the Cramer operations into Rhodes and realization of anticipated cost savings in the merger may adversely affect the operating results of the Company.

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

            o Metal prices, particularly aluminum, copper and steel, can affect the Company's costs as well as demand for the Company's products and the value of inventory held at the end of a reporting period. Lack of availability of certain commodities could also disrupt the Company's production.

            o Weather, which can affect the success of the grain harvest in the
              United States, and commodity prices can affect demand for the Company's grain handling equipment.

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


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

             Information not required.

Part II.     OTHER INFORMATION

Item 5.      Other Information

Discretionary Proxy Voting Authority / Shareholder Proposals
------------------------------------------------------------

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14-a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's Annual Meeting of Shareholders to be held in 1999, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by January 4, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit No.    Description

10.1 Agreement and Plan of Merger among Owosso Corporation, Cramer Company and M.H. Rhodes, Inc, dated April 3, 1998. (Certain exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of such exhibits shall be furnished supplementally to the Securities and Exchange Commission upon request.)

10.2 Asset Sale and Purchase Agreement dated June 22, 1998, by and between Harper Industries, Inc. and DewEze Manufacturing, Inc.

11             Computation of per share earnings

27             Financial Data Schedule


(b)      Reports on Form 8-K

         A Current Report on Form 8-K, dated July 24, 1998 was filed to announce that it had completed the sale of substantially all of the assets of DewEze Manufacturing, Inc.

         A Current Report on Form 8-K, dated June 30, 1998, was filed to announce that the Company had completed the acquisition of the outstanding stock of M.H. Rhodes, Inc. and had signed a definitive agreement to sell substantially all of the assets of DewEze Manufacturing, Inc.

         An Amendment No. 1 to Current Report on Form 8-K/A, dated April 26, 1998, was filed to file the financial statements of Astro Air, Inc. for the three months ended March 31, 1998 and 1997 (unaudited) and the years ended December 31, 1997 and 1996 and the related pro forma financial information for the Company for the six months ended
         April 26, 1998 and the year ended October 26, 1997.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      OWOSSO CORPORATION



Date:    September 9, 1998            By: /s/ George B. Lemmon, Jr.
                                          -----------------------------------
                                              George B. Lemmon, Jr.
                                              President, Chief Executive
                                              Officer, and Director



                                      By: /s/ John H. Wert, Jr.
                                          ------------------------------------
                                              John H. Wert, Jr.
                                              Senior Vice President - Finance,
                                              Chief Financial Officer, and
                                              Treasurer and Secretary