Form 10-K
period 1998-10-25
OWOSSO CORP
filed 1999-01-25
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 25, 1998      Commission file number: 0-25066

                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       23-2756709
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

           The Triad Building, 2200 Renaissance Boulevard, Suite 150,
                           King of Prussia, PA 19406
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (610) 275-4500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 20, 1999, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $16,900,000.

On January 20, 1999, 5,815,842 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 24, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     Part I

Item 1.  Business

Overview

         Owosso Corporation ("the Company") is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products and Specialized Equipment. By operating in narrowly defined niche markets, the Company seeks to achieve revenue growth through market penetration and new product development, while maximizing profit margins. The Company has also grown historically by acquiring businesses, and acquisitions remain a key element of the Company's growth strategy. The Company currently has manufacturing facilities in eight states and sells its products nationwide.

         The  Company's   subsidiaries  included  in  the  Engineered  Component
Products segment are:
   o The "Motor Companies":
     o Motor Products - Owosso Corporation ("Motor Products") - acquired 1973
     o Motor Products - Ohio Corporation ("MP-Ohio") - incorporated 1995
     o Stature Electric, Inc. ("Stature") - acquired October 1995
     o Owosso Motor Group, Inc, ("Motor Group") - acquired September 1996
     o Cramer Company ("Cramer") - merged into M.H. Rhodes, Inc., June 30, 1998
     o M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
   o Snowmax, Incorporated, ("Snowmax") - acquired 1989
   o Astro Air Acquisition, Inc. ("Astro Air") - acquired April 26, 1998
   o The Landover Company ("Dura-Bond") - acquired 1987

         The Company's subsidiaries included in the Specialized Equipment segment are:

   o Sooner Trailer Manufacturing Co. ("Sooner") - acquired 1994
   o Parker Industries ("Parker") - acquired 1985
   o Great Bend Manufacturing, Inc. ("Great Bend") - sold  April 26, 1998
   o DewEze Manufacturing, Inc., ("DewEze") - sold July 24, 1998


Strategy

         During the second quarter of fiscal 1998, the Company announced its intention to exit the three agricultural businesses included in its Specialized Equipment segment in order to focus its resources on expanding the Company's Engineered Component Products segment and improving its trailer business. As the first step in this process, the Company completed the sale of substantially all of the assets of Great Bend to Allied Products Corporation, effective April 26, 1998. On July 24, 1998, the Company completed the sale of the assets of DewEze to Harper Industries, a company formed by the president of the subsidiary. On December 10, 1998, the Company announced the signing of a letter of intent to sell Parker to Top Air Manufacturing. In order to expand the Company's component businesses, the Company acquired, effective April 26, 1998, substantially all of the assets of Astro Air, Inc., a Jacksonville, Texas manufacturer of heat transfer "fin and tube" coils. In addition, on June 30, 1998, the Company completed the acquisition of all of the outstanding stock of M.H. Rhodes, Inc., a publicly-held manufacturer of mechanical timers and photo electric controls, located in Avon, Connecticut. Additional components of the Company's strategy include the following:

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


Products

         Engineered Component Products

         The Company's Engineered Component Products business consists of the Motor Companies, Snowmax, Astro Air and Dura-Bond. The Motor Companies manufacture electric motors and timers, primarily for use in non-automotive transportation, healthcare and other industrial applications. Snowmax and Astro Air manufacture heat transfer coils for use in non-automotive transportation, commercial refrigeration and light commercial and residential heating and air conditioning. Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. The products manufactured by the Motor Companies, Snowmax and Astro Air are sold primarily to original equipment manufacturers, which incorporate these components into their end products. Dura-Bond sells its products to engine rebuilders primarily through distributors. The Company seeks to expand its Engineered Component Products Segment by increasing sales to customers who value the Company's quality and service, by introducing new products in its existing markets and by expanding into new markets where its existing products can successfully be adapted.

         Motors and Timers. The Company designs and manufactures subfractional horsepower AC and DC motors (less than 1/10 horsepower), fractional horsepower permanent magnet DC motors (between 1/10 and 1 horsepower), integral horsepower AC and DC motors and gear motors (1 horsepower or more), electromechanical timers (which incorporate the Company's subfractional horsepower motors) and mechanical timers. The devices are used in trucks, buses and vans, power tools, welding equipment, motorized wheelchairs, appliances, business equipment, heating and air conditioning systems, pumps and other mechanical devices. Fractional and integral horsepower motors are targeted primarily to original equipment manufacturers with small to medium-sized production runs (i.e., up to 100,000 units per year), which is the level at which the Company believes it has certain competitive advantages, such as production flexibility, over large competitors.

         The Company's experienced engineering staff designs new products and adapts existing motors and timers to meet relatively stringent size, performance and quality standards of customers. The Company utilizes computer aided design systems to facilitate fast turnaround on custom-engineered prototypes, in some cases as quickly as 48 hours after a customer details its specific needs to the Company. The sales and marketing for Motor Products, MP-Ohio and Stature is centralized with Motor Group.

         Heat Transfer Coils. The Company designs and manufactures fin and tube heat transfer coils which are used in a variety of heating and cooling applications, including commercial refrigeration and truck, bus and van heating and air conditioning systems. The Company's engineering staff continually designs variations of the Company's standard coils to meet particular customer requirements and applications. In addition to offering value-added services, the Company invests in capital improvements needed to develop and manufacture additional varieties of fin and tube coil products.

         Camshaft Bearings and Valve Seats and Shims. The Company's principal camshaft bearings products are replacement camshaft bearings for internal combustion gasoline engines in automobiles, trucks and farming equipment. Replacement camshaft bearings are an integral component used in rebuilding cast iron engines. The Company believes it is the leading supplier of single piece all-round replacement camshaft bearings for cast iron engines, which the Company manufactures by using a specialized babbitting process to coat a steel tube with a lead based alloy and then machining the tube to the precise tolerances required for a specific application. In fiscal 1998, 1997 and 1996, the Company sold replacement camshaft bearings suitable for use in rebuilding approximately 1,400,000, 1,700,000 and 1,900,000 cast iron engines, respectively. In fiscal 1996, the Company added a line of valve seats and shims to this product line through its acquisition of Snyder Industries. Sales of valve seats and shims represent less than 10% of Dura-Bond's total sales.

         Specialized Equipment

         The Company's Specialized Equipment business is conducted through its Sooner and Parker businesses. Sooner designs and manufactures all-aluminum trailers, primarily horse, livestock and other specialty trailers. Parker designs and manufactures grain wagons, auger carts, weigh wagons and related agricultural equipment.

         Trailers. The Company manufactures and distributes all-aluminum horse and livestock trailers, as well as all-aluminum trailers for carrying automobiles and general cargo, all under the Sooner brand name. Sooner trailers are the official trailers of the American Quarter Horse Association. Over seventy-five percent of the trailers sold by Sooner in fiscal 1998 were horse trailers, and the Company expects horse trailers to continue to be Sooner's primary product.

         The Company's trailers range from a two-horse bumper hitch trailer to multi-horse and multi-automobile goose neck trailers complete with living quarters, and range in price from approximately $8,000 to over $150,000. Although trailers have traditionally been made of steel, which is less expensive than aluminum, Sooner has been successful in marketing its all-aluminum trailers because of several advantages of aluminum construction. These advantages include long life and low maintenance due to the corrosion resistance of aluminum compared to steel, and the light weight and superior weight-to-load ratio of aluminum compared to steel.

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

Manufacturing

         The Company's manufacturing operations are conducted independently in separate facilities by each of the Company's subsidiaries. The Company regularly invests in improvements to its manufacturing facilities. While the Company believes that its manufacturing operations, in general, have adequate capacity and flexibility to meet current and anticipated demand for its products, the Company may from time to time acquire new facilities or increase the size of its existing facilities in order to accommodate the growth of the Company's business. Throughout its operations, the Company has installed inventory and production control systems to optimize inventory levels and provide production flexibility and better material flow. Additional cost and production flexibility advantages are derived from the Company's quick change tooling and computer numerical control ("CNC") equipment, which facilitate reduced production changeover and equipment set-up time.

         The manufacturing operations of the Company's Engineered Component Products segment are highly integrated, permitting almost all component parts to be produced by the Company when needed. This vertical integration, together with the Company's CNC equipment and quick change tooling, results in lower production costs, higher product quality and greater manufacturing flexibility, and minimizes the business' reliance on outside suppliers for component parts. Managing for quality assurance is an integral part of the Company's strategy for continuous operating improvement. Computer aided design systems are utilized at most of the Company's production operations.

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

Marketing

         Engineered Component Products

         The Company's motors and timers and heat transfer coils are marketed directly to original equipment manufacturers and distributors by Company salespersons and independent sales representatives. Sales and marketing for Motor Products, MP-Ohio and Stature are centralized within Motor Group, a manufacturers' representative firm acquired in 1996. The Company's replacement camshaft bearings and valve seats and shims are marketed primarily to a limited number of large brand name distributors, and to a lesser extent to engine rebuilders, the end users of Dura-Bond's products. While sales are targeted primarily to customers in North America, the Company intends to expand its international sales.

         Specialized Equipment

         The Company's specialized equipment is marketed by Company salespersons and independent manufacturers' representatives, selling primarily to independent dealers, which resell the equipment to end users. Sooner's trailers are sold through independent dealers primarily to horse owners, farmers, ranchers, breeders and trainers. Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires the repurchase of repossessed products from the financial institutions in the event of default by the financed dealer. End users of the Company's grain handling equipment are typically farmers and ranchers. In order to increase inventory availability of Parker grain handling equipment in dealers' showrooms, the Company offers extended payment plans to dealers, allowing them to defer payment until mid-October following the purchase date. This coincides with the fall harvest season when most farmers purchase these products from dealers.

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

         Dura-Bond, the Company's replacement camshaft bearings unit, faces competition principally from manufacturers of laser-stitched bearings (bearings which are welded into a round configuration), which the Company believes are less durable than the Company's bearings. The Company's principal competitor in this area is Federal Mogul Corporation. The Company also faces competition in the all-round replacement camshaft bearings market from one foreign competitor with a lower production capacity than the Company and limited U.S. sales. The Company competes favorably against that competitor based on the Company's reputation for product quality.

         Specialized Equipment

         In the Specialized Equipment segment, the Company competes against several companies with respect to each of its product lines. Sooner's all-aluminum trailers compete primarily based on product quality, durability, weight and brand name recognition. In the grain handling equipment line, the Company's brand name recognition and reputation for high quality and durability outweigh the need to be the low cost provider.

Backlog

         The Company's backlog of unfilled orders as of December 22, 1998 and December 21, 1997 was as follows:

                                          December 22,             December 21,
                                              1998                     1997
                                          ------------             ------------
                                                     (In thousands)
Engineered Component Products               $34,567                  $29,195
Specialized Equipment                         4,024                   12,735
                                            -------                  -------
Total                                       $38,591                  $41,930
                                            =======                  =======

The Company expects to fill substantially all of the December 22, 1998 backlog by the end of fiscal 1999.

Employees

         The Company has approximately 1,800 employees, of which approximately 150 employees at its Owosso, Michigan facility are represented by a labor union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a four-year collective bargaining agreement which expires in 2001. In addition, approximately 120 employees at the Company's Avon, Connecticut facility are represented by a labor union, the International Association of Machinists, under a two-year collective bargaining agreement which expires in September 1999. The Company believes that its relationship with its employees is good.

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

         John Annin joined the company as president of Parker Industries in April 1996. Prior to joining Parker, Mr. Annin had served as president of Herschel Corp., a manufacturer of replacement parts for agricultural equipment from 1991 until 1995. Prior to 1991, Mr. Annin held various managerial positions at Farmhand, Inc., a manufacturer of agricultural equipment, rising to executive vice president and chief operating officer.

         Gerry Averett has been president of Snowmax, which manufactures heat transfer coils, since October 1995. Prior to that, Mr. Averett was the General Manager of Snowmax since June 1993. From January 1992 until he joined the Company, Mr. Averett was the President and owner of a metal fabrication business. From January 1990 to January 1992, he served as General Manager of a division of Aspen Coils, which manufactured evaporator coils. Prior to that, Mr. Averett held various sales management and production management positions within the heating, ventilation and air conditioning industry.

         Charles Barnett has been president of Dura-Bond, which manufactures replacement camshaft bearings and valve seats and shims, since January 1995. Prior to 1995, Mr. Barnett served as a General Sales and Marketing Manager for Red Dot Corporation, a manufacturer of custom heating and air conditioning units for the transportation industry, since 1992. Prior to that, he was the General Sales Manager at Paccar Parts from 1982 to 1992. Mr. Barnett began his career with the AC-Delco Parts Division of General Motors in 1971, where he rose to Regional Sales Manager before moving to Paccar.

         James Callaway, president of Sooner Trailer, which manufactures the Company's aluminum trailers, joined Sooner as executive vice president in January 1997, succeeding the former president in February 1997. Prior to 1997, Mr. Callaway served as president of Quincy Design and Manufacturing Company of Quincy, Illinois until that company's acquisition. Before joining Quincy in 1992, Mr. Callaway was director of sales and interim president of Hesston Corporation of Hesston, Kansas for which he had worked in various management positions since 1972.

         Rex Dacus has been president of Astro Air, which manufactures heat transfer coils, since its acquisition by the Company in April 1998. Prior to the acquisition, Mr. Dacus was involved in the management of Astro Air, Inc. since 1982 and became its president and the principal stockholder in 1984.

         Randall James has been president of Stature, which produces fractional and integral horsepower motors, since its acquisition by the Company in October 1995. Prior to the acquisition, Mr. James was Vice President and Director of Product Engineering of Stature, and served as an officer and was a principal stockholder of Stature since he co-founded Stature in 1974.

         Joseph Morelli has been president of Rhodes, which manufactures mechanical timers and photo electric controls, since its acquisition by the Company in June 1998. Prior to the acquisition, Mr. Morelli was President and Chairman of the Board of M.H. Rhodes, Inc., a position he held since 1989.

         William Rohm has been the president of Motor Products, which produces fractional horsepower motors, since November 1986. Before joining Motor Products, he served as the Vice President of Marketing and Sales at Barber Coleman's Small Motor Company Division, a competing motor manufacturer, from 1984 to 1986. He served as President of RAE Corporation, a competing motor manufacturer, from 1976 to 1984. Prior to 1976, he served in various sales and sales management positions with Reliance Electric, which manufactures motors, drives and controls.

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

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

Executive Officers of the Company

The executive officers of the Company are:

         Name                       Age          Position
         ----                       ---          --------

George B. Lemmon, Jr. ...............37          President, Chief Executive
                                                 Officer, and Director

Harry Holiday, III ..................42          Executive Vice President and
                                                 Chief Operating Officer

John H. Wert, Jr. ...................38          Senior Vice President
                                                 - Finance, Chief Financial
                                                 Officer, Treasurer and
                                                 Secretary

Brian D. Tidwell ....................37          Vice President of Operations

Steve R. Shubert ....................36          Chief Information Officer


         George B. Lemmon, Jr. became President of the Company in May 1996, and has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since March 1994. Mr. Lemmon was also the Company's Secretary and Treasurer from March 1994 until June 1996. From January 1995 of August 1995, Mr. Lemmon served as Executive Vice President - Corporate Development. From March 1994 until January 1995, Mr. Lemmon was the Company's Executive Vice President and Chief Financial Officer. Mr. Lemmon served as Chief Financial Officer of Brynavon Group from 1990 to October 1994. He had held various managerial and sales positions with Brynavon Group since 1983.

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

         Steve R. Shubert joined the Company as its Chief Information Officer in December 1998. Prior to joining the Company, Mr. Shubert served as the Chief Information Officer of American Sunroof Company, where he had worked since 1996. From 1994 until 1996, he served as the Director of Information Systems at the E.L. Weigand division of Emerson Electric Co. From 1991 until 1994, he was the Manager of Information Systems at the Convatec division of Bristol-Myers Squibb, Inc. Prior to 1991, he was the Manager of Information Systems at the Harris Calorific division of Emerson Electric Co., a position he held since 1988. From 1985 until 1988, he served as a systems administrator at Cummins Engines.

Item 2. Properties

         The following table sets forth information relating to the Company's manufacturing facilities. Unless otherwise indicated, the Company owns these manufacturing facilities.


                                                                    Total Square     Manufacturing
Business Segment                      Location                         Footage       Square Footage
---------------------------------------------------------------------------------------------------
Engineered Component
    Products:                   Owosso, Michigan                        86,900           67,400
                                Watertown, New York (1)                112,000          107,800
                                Avon, Connecticut                       92,000           82,000
                                Barberton, Ohio (2)                     29,700           27,400
                                Carson City, Nevada (3)                 75,100           59,600
                                Kilgore, Texas (4)                      90,000           86,600
                                Jacksonville, Texas (5)                133,000          123,000

Specialized Equipment:          Duncan, Oklahoma (6)                   122,000          112,300
                                Jefferson, Iowa                         58,450           48,750

--------------------
(1) This facility is subject to a mortgage securing a $5.8 million industrial revenue bond financing.

(2) The lease for this facility expires in 2000 and provides for annual rental payments of approximately $83,000.

(3) This facility is subject to a mortgage securing a $5.0 million industrial revenue bond financing.

(4) This facility is subject to a $436,000 mortgage.

(5) The lease for this facility expires in 2001 and provides for annual rental payments of approximately $250,000.

(6) This facility is subject to a $778,000 mortgage.

         The Company leases its principal offices, located in King of Prussia, Pennsylvania, which consist of approximately 12,700 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $233,000 plus taxes and certain other charges, with future rental increases at specific rates set forth in the lease, increasing to $305,000 by October 1999 through 2006. The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings

         Other than as discussed under "Environmental and Safety Regulations" in
Item 1, the Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the Nasdaq National Market under the symbol "OWOS". The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market.


                                                      High                Low
                                                      ----                ---
         Fiscal year ended October 25, 1998:
                  First Quarter                    $ 7 15/16            $ 7 1/2
                  Second Quarter                   $ 8 3/16             $ 7 1/4
                  Third Quarter                    $ 7 9/16             $ 5 3/4
                  Fourth Quarter                   $ 6 15/16            $ 4 7/8

         Fiscal year ended October 26, 1997:
                  First Quarter                    $ 8 1/8              $ 5 3/4
                  Second Quarter                   $ 8 1/4              $ 7
                  Third Quarter                    $ 8 1/8              $ 6 7/8
                  Fourth Quarter                   $ 8                  $ 7 3/8

         As of January 7, 1999, there were approximately 115 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 740.

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


                                                                          Year Ended
                                                ------------------------------------------------------------
                                                Oct. 25,      Oct. 26,     Oct. 27,     Oct. 29,    Oct. 30,
                                                 1998(1)        1997         1996        1995(2)     1994(3)
                                                --------      --------     --------     --------    --------
                                                                        (in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                       $159,968      $143,061     $128,216     $108,001    $73,799
Cost of products sold                            125,419       109,867       98,948       77,629     52,750
                                                 -------       -------       ------       ------     ------
Gross profit                                      34,549        33,194       29,268       30,372     21,049
Selling, general and administrative expenses      20,581        19,783       18,822       13,920      9,487
Corporate expenses                                 5,883         4,816        4,444        3,683      2,417
Restructuring charge                                 909            --           --           --         --
                                                 -------       -------       ------       ------     ------
Income from operations                             7,176         8,595        6,002       12,769      9,145
Interest expense                                   4,912         4,143        4,081        2,876      1,855
Gain on sale of business                           2,775            --           --           --         --
Write-down of net assets held for sale            (1,635)           --           --           --         --
Other income                                          98           199          202          390        698
                                                 -------       -------       ------       ------     ------
Income before income taxes                         3,502         4,651        2,123       10,283      7,988
Income tax expense (benefit)                       2,800         2,100        1,275        3,900      (801)
                                                 -------       -------       ------       ------     ------
Net income                                          $702        $2,551         $848       $6,383     $8,789
                                                                                                     ======
Dividends and accretion on preferred stock        (1,070)       (1,047)      (1,025)          --
                                                 -------       -------       ------       ------
Net (loss) income available to
               common stockholders                ($368)        $1,504        ($177)      $6,383
                                                  ======        ======       ======       ======
Basic and diluted (loss) income per common
    share                                        ($0.06)         $0.26       ($0.03)       $1.09
Weighted average number of common shares
    outstanding (basic)                            5,813         5,809        5,839        5,865


                                                                        Year Ended
                                              -----------------------------------------------------------
                                                Oct. 25,     Oct. 26,    Oct. 27,    Oct. 29,    Oct. 30,
                                                  1998         1997        1996       1995(2)     1994(3)
                                                --------     --------    --------    --------    --------
                                                                      (in thousands)

PRO FORMA DATA:
Income before pro forma tax provision and
         cumulative effect of accounting
         change                                                                                    $7,988
Pro forma tax provision (4)                                                                         2,836
                                                                                                   ------
Pro forma net income                                                                               $5,152
                                                                                                   ======
Pro forma net income per common share                                                               $1.06
                                                                                                   ======
Pro forma common shares outstanding (5)                                                             4,847

OTHER DATA:
Capital expenditures                              $9,573       $5,335      $4,346      $4,437      $2,000
Depreciation and amortization                      7,115        6,200       6,298       4,213       2,786
EBITDA (6)                                        14,291       14,795      12,300      16,982      11,931


                                                Oct. 25,     Oct. 26,    Oct. 27,    Oct. 29,    Oct. 30,
                                                 1998         1997         1996        1995        1994
                                                --------     --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital                                  $19,651      $24,611     $20,385     $20,564     $18,489
Total assets                                     125,206      111,681     107,895     108,719      66,118
Total short-term and long-term obligations        68,524       54,848      53,814      52,799      33,106
Stockholders' equity                              34,643       36,730      37,020      39,570      21,671

--------------------------------------------------------------------------------
(1) Includes the results of operations of Great Bend and DewEze through their dates of disposition, April 26, 1998 and July 24, 1998, respectively. Also includes the results of operations of Astro Air and M.H. Rhodes from their dates of acquisition, April 26, 1998 and June 30, 1998, respectively.

(2) Includes the results of operations of Great Bend from May 1, 1995, the date of its acquisition. Excludes the results of operations of Stature, which was acquired as of October 29, 1995.

(3) Excludes the results of operations of Sooner, which was acquired as of October 30, 1994.

(4) Reflects federal income taxes as if the Company had not been an S Corporation during these periods.

(5) Includes an additional 833,000 shares assumed to be outstanding necessary to reflect a non-cash S corporation distribution of $10.0 million to its shareholders (on account of previously taxed income).

(6) EBITDA represents income before income taxes, interest expense, other income and expense and depreciation and amortization expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Consolidated Statements of Cash Flows, and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Owosso Corporation ("the Company") is a diversified manufacturer of products in narrowly defined niche markets. The Company's operating subsidiaries (including those sold in fiscal 1998) include:

  o The "Motor Companies":
    o Motor Products - Owosso Corporation ("Motor Products")
    o Motor Products - Ohio Corporation ("MP-Ohio")
    o Stature Electric, Inc. ("Stature")
    o Owosso Motor Group, Inc. ("Motor Group")
    o Cramer Company ("Cramer") - merged into M.H. Rhodes, Inc., June 30, 1998
    o M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
  o Snowmax, Incorporated ("Snowmax")
  o Astro Air Acquisition, Inc. ("Astro Air") - acquired April 26, 1998
  o The Landover Company ("Dura-Bond")
  o Sooner Trailer Manufacturing Co. ("Sooner")
  o DewEze Manufacturing, Inc. ("DewEze") - sold July 24, 1998
  o Parker Industries ("Parker")
  o Great Bend Manufacturing Company, Inc. ("Great Bend") - sold April 26, 1998

The Company currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro Air), and Specialized Equipment (Sooner, Parker, and DewEze and Great Bend prior to their dispositions). In the Engineered Component Products segment, the Company's products, fractional and integral HP motors (manufactured by Motor Products, MP-Ohio, and Stature), subfractional HP motors and timers (manufactured by Cramer and Rhodes), heat transfer "fin and tube" coils (manufactured by Snowmax and Astro Air) and replacement cam shaft bearings (manufactured by Dura-Bond), are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, all-aluminum trailers (manufactured by Sooner) and agricultural equipment (manufactured by Parker, and by DewEze and Great Bend, prior to their dispositions), are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

During the second fiscal quarter of 1998, the Company announced its intention to exit the three agricultural equipment businesses included in its Specialized Equipment segment in order to focus its resources on expanding the Company's Engineered Component Products businesses and improving the performance of its trailer business.

As the first step in this process, the Company completed the sale of substantially all of the assets of its Great Bend subsidiary to Allied Products Corporation, effective April 26, 1998. Proceeds from the sale were approximately $9.9 million, plus the assumption of approximately $2.1 million in liabilities. The Company recorded a gain on the sale of $2.8 million ($924,000, net of tax).

On July 24, 1998, the Company completed the sale of the assets of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary. Proceeds from the sale were approximately $4.2 million in cash and a note for $700,000, plus the assumption of approximately $600,000 in liabilities. Gain on the sale of DewEze of $101,000 has been deferred until maturity of the note in October 2005. The Company has no further commitments or contingencies related to the sale of DewEze.

On December 10, 1998, the Company announced the signing of a letter of intent to sell the business and assets of its Parker Industries subsidiary to Top Air Manufacturing, Inc. of Cedar Falls, Iowa. The letter of intent calls for Top Air to purchase all of the assets of Parker with a combination of cash, a note and the assumption of specified liabilities. The transaction is contingent upon, among other things, completion of due diligence and negotiating a definitive asset purchase agreement. Completion of an agreement is anticipated to occur during the first calendar quarter of 1999. Based upon the proposed terms of the sale, the Company has recorded a pre-tax charge of $1.6 million to adjust the carrying value of Parker's assets to their estimated fair market value. The carrying value of the net assets of Parker, which is a component of the Specialized Equipment segment, are included in the consolidated balance sheet as "Net Assets Held for Sale."

Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8.0 million in cash, plus the repayment, shortly after closing, of approximately $2.7 million of debt. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of the net revenues generated by certain specified customers. The Company recorded $425,000 in connection with this agreement in 1998 as goodwill based upon related 1998 revenues.

On June 30, 1998, the Company completed the acquisition of all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), a publicly held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut. The purchase price aggregated $2.9 million, plus the assumption or repayment of debt of approximately $1.2 million. The Company has consolidated the operations of its Cramer subsidiary, previously located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility, recording a $909,000 restructuring charge and incurring an additional $929,000 in other merger-related expenses in 1998. See "Restructuring Charge."

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.



                                                                      Year Ended
                                                      ----------------------------------------
                                                      October 25,     October 26,  October 27,
                                                         1998            1997         1996
                                                      -----------     -----------  -----------
Net sales                                                100.0%         100.0%       100.0%
Cost of products sold                                     78.4%          76.8%        77.2%
                                                         -----          -----        -----
Gross profit                                              21.6%          23.2%        22.8%
Expenses:
     Selling, general and administrative                  12.8%          13.8%        14.7%
     Corporate                                             3.7%           3.4%         3.4%
     Restructuring charge                                  0.6%           0.0%         0.0%
                                                         -----          -----        -----
Income from operations                                     4.5%           6.0%         4.7%
Interest expense                                           3.1%           2.9%         3.2%
Gain on sale of business                                   1.7%           0.0%         0.0%
Write-down of net assets held for sale                    -1.0%           0.0%         0.0%
Other income                                               0.1%           0.2%         0.2%
                                                         -----          -----        -----
Income before income taxes                                 2.2%           3.3%         1.7%
Income tax expense                                         1.8%           1.5%         1.0%
                                                         -----          -----        -----
Net income                                                 0.4%           1.8%         0.7%
Dividends and accretion on preferred stock                 0.6%           0.7%         0.8%
                                                         -----          -----        -----
Net (loss) income available for common stockholders       -0.2%           1.1%        -0.1%
                                                         =====          =====        =====

Selected financial results for the Company by business unit and by segment are set forth below:


                   Segment and Business Unit Operating Results
                                 (In Thousands)


                                                                                     Year Ended
                                                                    ---------------------------------------------
                                                                     October 25,     October 26,      October 27,
                                                                         1998            1997             1996
                                                                     -----------     -----------      -----------
Net Sales:
Engineered Component Products:
   Fractional and integral HP motors                                   $ 54,188        $ 46,865          $ 39,066
   Subfractional HP motors and timers                                     7,519           7,528             8,631
   Heat transfer coils                                                   30,555          15,515            14,904
   Replacement camshaft bearings and valve seats/shims                    8,748           9,042             9,386
                                                                       --------        --------          --------
Total Engineered Component Products                                     101,010          78,950            71,987
                                                                       --------        --------          --------

Specialized Equipment:
   Aluminum Trailers                                                     34,148          30,308            28,739
   Grain handling equipment (1)                                          11,715          12,697            10,749
   Front-end loaders (2)                                                  7,251          13,689            10,065
   Bale handling/processing equipment and mowers (3)                      5,844           7,417             6,676
                                                                       --------        --------          --------
Total Specialized Equipment                                              58,958          64,111            56,229
                                                                       --------        --------          --------

Total Net Sales                                                       $ 159,968       $ 143,061          $128,216
                                                                      ==========      =========          ========

Business Unit Income (Before Corporate Expenses) (4):
Engineered Component Products:
   Fractional and integral HP motors                                   $  7,384        $  6,168           $ 4,857
   Subfractional HP motors and timers                                   (2,429)           (197)             (191)
   Heat transfer coils                                                    3,571           1,558             (448)
   Replacement camshaft bearings and valve seats/shims                    1,463           1,377             2,594
                                                                       --------        --------          --------
Total Engineered Component Products                                       9,989           8,906             6,812
                                                                       --------        --------          --------

Specialized Equipment:
   Aluminum Trailers                                                      1,388           1,243             1,789
   Grain handling equipment (1)                                             740           1,044             1,265
   Front-end loaders (2)                                                    670           1,466               428
   Bale handling/processing equipment and mowers (3)                        272             752               152
                                                                       --------        --------          --------
Total Specialized Equipment                                               3,070           4,505             3,634
                                                                       --------        --------          --------

Total Business Unit Income                                             $ 13,059        $ 13,411           $10,446
                                                                       ========        ========          ========

--------------------------------------------------------------------------------
(1) Represents the operations of Parker which the Company anticipates selling in the first quarter of 1999.
(2) Represents the operations of Great Bend, sold April 26, 1998.
(3) Represents the operations of DewEze, sold July 24, 1998.
(4) Business unit income represents income from operations before the allocation of corporate expenses of $5,883,000, $4,816,000 and $4,444,000 for 1998,
    1997 and 1996, respectively. Business unit income for 1998 includes a restructuring charge of $909,000 related to the merger of Cramer into Rhodes.


Year ended October 25, 1998 compared to year ended October 26, 1997

Net sales. Net sales for the year ended October 25, 1998 increased 11.8%, to $160.0 million, as compared to net sales of $143.1 million in 1997. These results include both the effects of disposing of Great Bend and DewEze, and acquiring Astro Air. Sales attributable to Great Bend were $7.3 million in 1998 and $13.7 million in 1997. Sales attributable to DewEze were $5.8 million in 1998 and $7.4 million in 1997. Sales attributable to Astro Air included in 1998 results were $13.4 million. Exclusive of the effects of Great Bend, DewEze, and Astro Air, sales increased 9.5% as compared to the prior year.

In the Company's Engineered Component Products segment, net sales increased $22.1 million, or 27.9%, to $101.0 million in 1998 from $78.9 million in 1997. This increase reflects $13.4 million in net sales at Astro Air, acquired at the end of the second quarter of 1998. This increase also reflects a 13.4% increase in sales at the Motor Companies as a result of increased sales volume to existing customers and the addition of new customers and a 10.7% increase in sales of heat transfer coils at Snowmax, primarily as a result of increased unit volume.

Net sales in the Specialized Equipment segment decreased 8.0%, to $59.0 million in 1998, as compared to $64.1 million in the prior year. This reflects a 12.7%, or $3.8 million, increase in sales of aluminum trailers, offset by a 26.6%, or $9.0 million, decrease in sales of agricultural equipment, reflecting the dispositions of Great Bend and DewEze, and lower sales at Parker as a result of a weak agricultural market in the second half of fiscal 1998.

Gross profit. For the year ended October 25, 1998, gross profit increased 4.1%, to $34.5 million, or 21.6% of net sales, as compared to $33.2 million, or 23.2% of net sales, in the prior year.

Gross profit in the Engineered Component Products segment increased 19.5%, or $3.6 million, to $22.4 million, as compared to $18.8 million in 1997. This increase reflects gross profit of $1.7 million attributable to Astro Air and a 23.5%, or $660,000, increase in gross profit at Snowmax, resulting from increased sales volume and changes in product mix and lower raw material costs. This increase was also attributable to an 11.5%, or $1.4 million increase in gross profit at the Motor Companies, as a whole. Gross profit at the Motor Companies was adversely affected by the write-off of approximately $327,000 of inventory in connection with the Cramer merger into Rhodes. As a percentage of sales, gross profit decreased to 22.2%, from 23.7% in the prior year. This decrease was primarily attributable to the inclusion of Astro Air, which has lower margins as compared to the other companies in this segment, and the Cramer merger-related costs.

In the Specialized Equipment segment, gross profit was $12.1 million in 1998, as compared to $14.4 million in 1997. In response to disappointing operating results in the first quarter of 1998, the Company discontinued the production of certain low-margin livestock trailers and instituted price increases on certain other models. As a result, Sooner's gross profit increased $821,000 or 15.6%, as compared to the prior year. This increase was offset by the effects of selling Great Bend and DewEze, and lower gross profit at Parker as a result of lower sales. Gross profit attributable to Great Bend and DewEze was $3.6 million in 1998 and $6.5 million in the prior year. As a percentage of sales, gross profit decreased to 20.6%, from 22.5% in the prior year. This decrease was primarily attributable to the disposition of Great Bend, which had higher margins as compared to the other companies in this segment.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 12.8%, or $20.6 million, in 1998, as compared to 13.8%, or $19.8 million in the prior year.

In the Engineered Component Products segment, selling general and administrative expenses were $11.5 million, or 11.4% of net sales, in 1998, as compared to $9.8 million, or 12.4% of net sales, in 1997. The increase in selling, general and administrative expenses in this segment was primarily the result of approximately $602,000 of expenses related to the merger of Cramer and $574,000 related to the inclusion of the results of Astro Air. Expenses related to the merger consisted primarily of training costs, consulting costs for enhancements to the management information systems, temporary help, and the cost of moving Cramer's facility. The increase in selling, general and administrative costs was also a result of increased sales and administrative personnel costs and increased engineering costs in response to increased sales at the Motor Companies.

In the Specialized Equipment segment, selling, general and administrative expenses were $9.1 million, or 15.4% of net sales, in 1998, as compared to $10.0 million, or 15.5% of net sales, in the prior year. The decrease in selling, general and administrative expenses in this segment was primarily the result of the effect of disposing of Great Bend and DewEze, partially offset by an increase in sales personnel and increased advertising and promotional costs at Sooner.

Corporate expenses. For 1998, corporate expenses were $5.9 million, or 3.7% of net sales, as compared to $4.8 million, or 3.4% of net sales in the prior year. Corporate expenses increased primarily as a result of higher personnel and related costs and increased consulting and legal and professional expenses.

Restructuring charge. In connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000 in the third quarter of 1998. The restructuring charge included $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. At October 25, 1998, approximately $125,000 of accrued restructuring costs is included in accrued expenses and accrued compensation and benefits. The Company anticipates that the remaining restructuring costs will be paid by the end of the third quarter of fiscal 1999.

Income from operations. For the year ended October 25, 1998, income from operations was $7.2 million, as compared to $8.6 million, in 1997. This decrease reflects a $909,000 restructuring charge and $929,000 of merger-related expenses incurred in connection with the Cramer merger into Rhodes, as discussed above.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses and before the restructuring charge. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased 22.1%, to $10.9 million in 1998, as compared to $8.9 million in 1997. This increase in business unit income was primarily a result of the acquisition of Astro Air and strong sales and improved margins at Snowmax. This increase was partially offset by reduced business unit income at the Motor Companies, attributable to the Company's Cramer subsidiary, which experienced weak sales, reduced margins and merger-related expenses. As a percentage of net sales, business unit income for this segment decreased to 10.8% in 1998, from 11.3% in 1997. This decrease was primarily a result of decreased margins at the Motor Companies, primarily related to Cramer merger costs, partially offset by improved margins at Snowmax. This decrease was also attributable to the inclusion of Astro Air, which has lower margins as compared to other companies in this segment.

Business unit income from the Specialized Equipment segment was $3.1 million in 1998, as compared to $4.5 million, in 1997. These results reflect a $1.6 million decrease in business unit income from the agricultural equipment companies, primarily as a result of the dispositions of Great Bend and DewEze, and reduced business unit income at Parker as a result of decreased sales. This decrease was offset by increased business unit income from Sooner Trailer, primarily as a result of changes in product mix. Business unit income attributable to Great Bend and DewEze was $942,000 and $2.2 million in 1998 and 1997, respectively.

Interest expense. For 1998, interest expense increased to $4.9 million, as compared to $4.1 million in 1997, primarily as a result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 80.0% for 1998, as compared to 45.2% in the prior year. The effective tax rate for 1998 has been adversely affected as a result of differences between the book and tax basis of assets at the time of sale and by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $368,000, or $.06 per share in 1998, as compared to net income available for common stockholders of $1.5 million, or $.26 per share, in the prior year. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $750,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $320,000 and $297,000 for 1998 and 1997, respectively. The current period results include the gain on the sale of Great Bend and a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Year Ended October 26, 1997 Compared to Year Ended October 27, 1996

Net sales. For the year ended October 26, 1997, net sales were $143.1 million, an increase of 11.6% over 1996 net sales of $128.2 million.

In the Company's Engineered Component Products segment, net sales increased 9.7% to $79.0 million in 1997 from $72.0 million in 1996, primarily attributable to a $6.7 million, or 14.0%, increase in sales at the Motor Companies as a result of increased volume with both new and existing customers. Sales at Snowmax increased 4.1% over the prior year, despite the discontinuation of the "A" coil line in 1996. Sales at Dura-Bond declined 3.7% from 1996, primarily as a result of a general decline in the automotive after-market business.

Net sales in the Specialized Equipment segment were $64.1 million, a 14.0% increase over 1996 net sales of $56.2 million. An improved economic environment for the agricultural equipment companies resulted in an increase of 23.0%, or $6.3 million in net sales at those businesses, while sales of aluminum trailers at Sooner increased 5.5% or $1.6 million over the prior year.

Gross profit. For 1997, gross profit increased 13.4% to $33.2 million, or 23.2% of net sales, from $29.3 million, or 22.8% of net sales in 1996.

Gross profit in the Engineered Component Products segment was $18.8 million, or 23.7% of net sales, as compared to $16.6 million, or 23.1% of net sales in the prior year. The increase in gross profit in this segment was primarily a result of increased sales at the Motor Companies, and improved operating results at Snowmax, partially offset by lower margins at Dura-Bond. Gross profit for 1996 was adversely affected by an inventory reduction program at Snowmax that resulted in a decrease in gross profit of $733,000 and which did not have an effect on gross profit in 1997.

In the Specialized Equipment segment, gross profit increased 13.6% to $14.4 million, or 22.4% of net sales, from $12.7 million, or 22.5% of net sales in 1996. The increase in gross profit in this segment was primarily a result of increased sales at the agricultural equipment companies, partially offset by a 2.2% decrease in gross profit at Sooner as a result of higher labor costs and production inefficiencies, primarily during the first half of the year.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.8%, or $19.8 million, from 14.7% of net sales, or $18.8 million in 1996. In the Engineered Component Products segment, selling, general and administrative expenses decreased to 12.4% of net sales, or $9.8 million, from 13.6% of net sales, or $9.8 million in 1996. In the Specialized Equipment segment, selling, general and administrative expenses decreased to 15.5% of net sales, or $10.0 million in 1997, from 16.0% or $9.0 million in 1996. The increase in selling, general and administrative expenses in the Specialized Equipment segment was primarily a result of increased advertising and promotional costs and sales salaries at Sooner, along with increased sales and administrative salaries, commissions and legal and professional fees at the agricultural equipment companies.

Corporate expenses. Corporate expenses in 1997 were $4.8 million, or 3.4% of net sales, as compared to $4.4 million, or 3.4% of net sales in the prior year. Corporate expenses increased primarily as a result of increased personnel costs and information services expenses, including higher depreciation and amortization related to a computer upgrade.

Income from operations. Income from operations increased 43.2% to $8.6 million, or 6.0% of net sales in 1997 from $6.0 million, or 4.7% of net sales in 1996.

Business unit income, which is defined as income from operations before allocation of corporate expenses, for the Engineered Component Products segment, increased 30.7% to $8.9 million, or 11.3% of net sales, from $6.8 million, or 9.5% of net sales in 1996. Increased business unit income at the Motor Companies as a result of strong sales, along with improved operating results at Snowmax, were partially offset by decreased business unit income at Dura-Bond, caused by weak demand in the automotive after-market.

Business unit income in the Specialized Equipment segment increased 24.0% to $4.5 million, or 7.0% of sales, as compared to $3.6 million, or 6.5% of net sales in 1996. The agricultural equipment companies had a substantial increase in business unit income as compared to the prior year as a result of an improved agricultural market. This increase was mitigated by lower business unit income at Sooner caused by higher labor costs and production inefficiencies, primarily in the first half of the year.

Interest expense. Interest expense was $4.1 million for both 1997 and 1996.

Income tax provision. The Company's effective income tax rate was 45.2% for 1997, as compared to 60.1% in the prior year. The effective tax rate for 1996 was impacted by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pre-tax income.

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

Liquidity and Capital Resources

At October 25, 1998, cash and cash equivalents were $191,000, exclusive of $1.9 million of cash that was restricted under industrial revenue financings. Working capital decreased to $19.7 million at October 25, 1998 from $24.6 million at October 26, 1997. This decrease was principally a result of the reclassification of Parker's net assets as held for sale. Net cash used in operating activities was $807,000, as compared to net cash provided by operating activities of $6.7 million in the prior year period. The decrease in cash from operations was principally the result of changes in inventory levels, accounts receivable and accounts payable and decreased operating results, reflecting the restructuring charge recorded in the third quarter of 1998.

Cash from investing activities included cash proceeds from the sale of Great Bend of $9.9 million and from the sale of DewEze of $4.2 million. Cash used in investing activities included the acquisition of the assets of Astro Air for $7.8 million, net of cash acquired, the acquisition of the stock of Rhodes for $2.7 million, net of cash acquired, and $425,000 of contingent consideration paid to the former owner of Astro Air under a consulting agreement and recorded as goodwill. In addition, investing activities included $9.6 million for capital expenditures for equipment. Of this amount, approximately $7.8 million was invested in the Engineered Component Products segment, including $3.1 million for the expansion of the Stature manufacturing facility and related machinery and equipment, and $1.6 million in the Specialized Equipment segment. The remainder, $673,000, was invested in computer equipment and software upgrades at the corporate office. The Company currently plans to invest approximately $6.0 million during fiscal 1999. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

The Company is currently negotiating a joint venture agreement with a subsidiary of its largest customer, Bergstrom, Inc. The joint venture, to be owned 90% by the Company, will manufacture and supply heat transfer coils primarily to Bergstrom's facility in Birmingham, England. The joint venture will be located on property adjacent to Bergstrom's current facility in Birmingham. The Company anticipates investing approximately $1.0 million (included in the $6.0 million noted above) in the joint venture in 1999, to be funded primarily from proceeds from the Company's revolving credit facility.

Financing activities included net borrowings under the Company's $55.0 million revolving credit agreement of $13.6 million, related to increased working capital needs, proceeds from long-term debt of $6.0 million, primarily related to industrial revenue bonds used to finance the Stature plant expansion, debt repayments of $8.9 million and the payment of dividends of $2.9 million.

The Company maintains a $55.0 million revolving credit agreement with two banks with a termination date of March 31, 2000. At October 25, 1998, $48.2 million was outstanding and $6.8 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.0% at October 25, 1998. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on assets. As of October 25, 1998, the Company was not in compliance with such covenants. On January 22, 1999, the Company entered into a new $55.0 million revolving credit facility with the same primary banks, expiring in December 2002. The new agreement is secured by the non-real estate assets of the Company. Interest is payable, at the Company's option, at either the bank's prime rate or a variable spread (2.5% at the inception of the agreement) over LIBOR. The agreement includes financial and other covenants similar to those in the previous agreement. The Company would have been in compliance with the covenants contained in the new agreement at October 25, 1998 and expects to be in compliance with such covenants for the foreseeable future.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $15.0 million and maturing in July 2002. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates. The agreements require the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% through July 2002 in exchange for receiving payments at the three-month London Interbank Offered Rate.

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

The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. The Company is also in negotiations with the former operator of the site concerning the reimbursement by the former operator of any costs the Company has incurred or may incur in the future in connection with this matter. Based upon the amounts recorded as liabilities, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial results of the Company.

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

Rhodes has been named as a potentially responsible party with respect to a hazardous disposal site currently under remediation by the EPA under its "Superfund" program. Based on the minimal amount of waste alleged to have been contributed to the site by Rhodes, the Company expects to resolve the matter through the payment of a de minimis amount. Rhodes is also involved in environmental remediation at its manufacturing site, which is not subject to any Superfund law proceeding. Based upon the amounts recorded as liabilities, the Company does not believe that the resolution of this matter will have a material adverse effect on the financial results of the Company.

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

"Year 2000 Costs"

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). The Company is currently evaluating any possible exposures related to other date-sensitive equipment and anticipates being fully Year 2000 compliant by the end of July 1999. The cost to the Company of bringing such equipment into Year 2000 compliance is expected to be approximately $200,000. Historical costs related to Year 2000 issues have not been material. In addition, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Management believes that the Company has taken measures to minimize the exposure of a Year 2000 disruption. The Company does not yet have a contingency plan, but anticipates developing, by July 1999, a plan that would focus on various types of possible business interruptions that could occur.

Recently Issued Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement, which establishes standards for reporting information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No.
131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or its results of operations. The Company expects to adopt SFAS No. 131 in fiscal 1999.

In March 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. This statement, which revises the required disclosures for employee benefit plans, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Restatement of disclosures for earlier periods, presented for comparative purposes, is required under SFAS No. 132. As this statement only revises disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 132 in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which establishes accounting and reporting standards for derivative instruments and hedging activities, is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operations. The Company expects to adopt SFAS No. 133 in fiscal 2000.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
         Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-K, including those which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to these provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

o No definitive agreement or commitment exists with regard to the sale of Parker. Accordingly, there can be no assurance as to whether or when the sale will be completed. The results of operations of Parker may continue to be adversely affected as a result of the announced sale and market conditions.

o No definitive agreement exists with regard to the Company's proposed joint venture in the United Kingdom. If the Company enters into the joint venture, it may be subject to various risks which may include currency risk, risk associated with compliance with foreign regulations and political and economic risks.

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

o Although the Company has taken measures to minimize the exposure of a Year 2000 disruption, there can be no assurance that if a disruption occurs, it would not have a material adverse effect on the Company's operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company uses its revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in London Interbank Offered Rate or the prime rate. The Company uses off-balance sheet interest rate swap agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at October 25, 1998. For interest rate swaps, the table presents notational amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 8 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                        Year of Maturity
                                    ------------------------------------------------------------      Total Due      Fair Value
                                    1999      2000      2001      2002      2003      Thereafter     at Maturity     at 10/25/98
                                    ----      ----      ----      ----      ----      ----------     -----------     -----------
Debt:
  Fixed rate                       $4,438    $2,197    $2,227   $   957   $   955       $3,754         $14,528         $14,528
  Average interest rate               6.0%      6.0%      6.0%      6.0%      6.0%         6.0%
  Variable rate                    $  340    $  306    $  300   $   300   $48,800       $3,950         $53,996         $53,996
  Average interest rate               7.8%      7.9%      7.9%      7.9%      8.0%         3.4%

Interest rate swap agreements:
  Variable to fixed swaps          $   --    $   --    $   --   $15,000   $    --       $   --         $15,000         $(1,150)
  Average pay rate                                                  7.1%
  Average receive rate                                              5.7%


Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-24, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 24, 1999, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

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

(b)      No reports were filed on Form 8-K during the last quarter of fiscal
         1998.

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

 *10.1 1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).#

 *10.2 MIS Agreement dated October 31, 1994 by and between Owosso Corporation and The Owosso Company (Exhibit 10.2 to the 1994 Form 10-K).

 *10.3 Loan Agreement between Director of the State of Nevada Department of Commerce as Issuer and The Landover Company D/B/A Dura-Bond Bearing Company, dated August 1, 1988 regarding the issuance of Series 1988-A Industrial Development Revenue Bonds (Exhibit 10.5 to the 1994 Registration Statement).

 *10.4 Loan Agreement between the City of Jefferson, Iowa and Parker Industries, Inc., dated December 1, 1985 regarding the issuance of Series 1985 Industrial Development Revenue Bonds (Exhibit 10.6 to the 1994 Registration Statement).

 *10.5 Offering Statement regarding the Gregg County Development Corporation, Inc. Revenue Bonds, issued to Greer & Snow Coil Manufacturers, Inc., dated May 17, 1984 (Exhibit 10-8 to the 1994 Registration Statement).

*10.6 Guaranty Agreement, dated as of October 31, 1994, by and between Owosso Corporation and NBD Bank, N.A. (Exhibit 10.14 to the 1995 Form 10-K).

*10.7 Fourth Amendment to Reimbursement Agreement, dated as of September 30, 1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit 10.15 to the 1995 Form 10-K).

*10.8 Third Amendment to Credit Agreement, dated as of October 31, 1995, by and among NBD Bank, N.A., PNC Bank, N.A. and NBD Bank, N.A. as Agent, and Owosso Corporation, Ahab Investment Company, Cramer Company, DewEze Manufacturing, Inc., The Landover Company, Motor Products-Owosso Corporation, Snowmax Incorporated, Sooner Trailer Manufacturing Co., Motor Products-Ohio Corporation, Great Bend Manufacturing Company, Inc. and Stature Electric, Inc. (Exhibit 10.16 to the 1995 Form 10-K).

*10.9 Reimbursement Agreement, dated as of December 1, 1995, by and between Stature Electric, Inc. and NBD Bank, N.A. (Exhibit
                  10.22 to the 1995 Form 10-K).

*10.10 Irrevocable Guaranty Agreement, dated as of December 1, 1995, by and between Owosso Corporation and NBD Bank, N.A. (Exhibit
                  10.32 to the 1995 Form 10-K).

*10.11 Management Services Agreement, by and between Snowmax, Incorporated, and The Owosso Company, dated July 31, 1989 (Exhibit 10.33 to the 1994 Registration Statement).

*10.12 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated December 18, 1991 (Exhibit
                  10.34 to the 1994 Registration Statement).

*10.13 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated December 18, 1991 (Exhibit
                  10.35 to the 1994 Registration Statement).

*10.14 Non-Competition Agreement by and between DewEze Manufacturing, Inc. and Dewey Hostetler, dated December 18, 1991 (Exhibit
                  10.36 to the 1994 Registration Statement).

*10.15 Non-Competition Agreement by and between DewEze Manufacturing, Inc. and Howard Hershberger, dated December 18, 1991 (Exhibit
                  10.37 to the 1994 Registration Statement).

*10.16 Extension agreement among Owosso Corporation, Richard R. Carr and I. Wistar Morris, III, dated September 27, 1994 (Exhibit
                  2.7 to the 1994 Registration Statement).

*10.17 Promissory Note of Snowmax, Incorporated, dated April 7, 1992, issued to Longview Bank and Trust Company, in the amount of $1,000,000 (Exhibit 10.39 to the 1994 Registration Statement).

*10.18 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Upshur County, Texas (Exhibit 10.40 to the 1994 Registration Statement).

*10.19 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

*10.20 Lender's Subordination Agreement, dated April 7, 1992, among Longview Bank and Trust Company, Snowcoil, Inc. and Snowmax, Incorporated (Exhibit 10.42 to the 1994 Registration Statement).

*10.21 Reimbursement Agreement, dated as of August 1, 1991, by The Landover Company in favor of NBD Bank, N.A., as amended on December 30, 1991 and March 1, 1993 (Exhibit 10.43 to the 1994 Registration Statement).

*10.22 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

*10.23 Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit
                  10.45 to the 1994 Form 10-K).

*10.24 Confidentiality and Non-Solicitation Agreement between the Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit
                  10.46 to the 1994 Form 10-K).

*10.25 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Sr., dated October 31, 1994 (Exhibit 10.47 to the 1994 Form 10-K).

*10.26 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Jr., dated October 31, 1994 (Exhibit 10.48 to the 1994 Form 10-K).

*10.27 Confidentiality and Non-Solicitation Agreement between the Company and John H. Wert, Jr., dated October 31, 1994 (Exhibit
                  10.50 to the 1994 Form 10-K).

*10.28 Confidentiality and Non-Solicitation Agreement between the Company and John R. Reese, dated October 31, 1994 (Exhibit
                  10.51 to the 1994 Form 10-K).

*10.29            Credit Agreement by and among NBD Bank, N.A., PNC Bank, N.A.
                  and NBD Bank, N.A. as Agent, and Owosso Corporation, Ahab Investment Company, Cramer Company, DewEze Manufacturing, Inc., The Landover Company, Motor Products-Owosso Corporation, Snowmax Incorporated and Sooner Trailer Manufacturing Co. (Exhibit 10.52 to the 1994 Form 10-K).

*10.30 Third Amendment to Reimbursement Agreement, dated as of December 15, 1995, by and between The Landover Company and NBD Bank, N.A. (Exhibit 10.53 to the 1995 Form 10-K).

*10.31            Stock Purchase Agreement among Owosso Corporation, Richard R.
                  Carr and I. Wistar Morris, III, dated March 24, 1994 (Exhibit
                  2.2 to the 1994 Form 10-K).

*10.32 Asset Purchase Agreement among DewEze Manufacturing, Inc., Kuker-Parker Industries, Inc. and The Owosso Company, dated October 31, 1994 (Exhibit 2.3 to the 1994 Form 10-K).

*10.33 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Howard Hershberger, dated October 31, 1994 (Exhibit
                  2.4 to the 1994 Form 10-K).

*10.34 Subordinated promissory note of DewEze Manufacturing, Inc., issued to Dewey Hostetler, dated October 31, 1994 (Exhibit 2.5 to the 1994 Form 10-K).

*10.35 The Owosso Group, Plan of Reorganization dated March 25, 1994 (Exhibit 2.1 to the 1994 Registration Statement).

*10.36 Amendment No. 1 to The Owosso Group Plan of Reorganization dated September 26, 1994 (Exhibit 2.8 to the 1994 Registration Statement).

*10.37 Stock Purchase Agreement dated September 9, 1994 by and among Owosso Corporation, Sooner Trailer Manufacturing Co., Michael
                  S. Bernhardt, Billy J. Bernhardt, Viola M. Bernhardt, Michael
                  S. and Cynthia L. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Billy J. and Viola M. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Steven J. Bernhardt Trust U/T/A 8/15/94 and Cynthia L. Bernhardt Trust U/T/A 8/15/94 (Exhibit 2.9 to the 1994 Registration Statement).

*10.38 Letter Agreement by and among Owosso Corporation, The Owosso Company and Sooner Trailer Manufacturing Co. dated October 25, 1994 (Exhibit 2.10 to the 1994 Form 10-K).

*10.39 Stock Purchase Agreement dated April 28, 1995 by and among Owosso Corporation, Great Bend Manufacturing Inc. and the stockholders of Great Bend Manufacturing Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 1, 1995).

*10.40 Agreement and Plan of Merger dated October 25, 1995 by and among Owosso Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc. (Exhibit 2.1 to the October 31, 1995 Form 8-K).

*10.41 Consulting Agreement dated October 31, 1995 by and between Owosso Corporation and Lowell Huntsinger (Exhibit 10.1 to the October 31, 1995 Form 8-K).#

*10.42 Registration Rights Agreement dated October 31, 1995 by and among Owosso Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to the October 31, 1995 Form 8-K).

*10.43 Loan Agreement dated September 18, 1993 between Sooner Trailer Manufacturing Co. and American National Bank, Duncan, Oklahoma, and Amendment No. 1 to Loan Agreement dated December 13, 1994 between the same parties (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

*10.44 First Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of August 1, 1995 (Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1995 (the "July 1995 Form 10-Q")).

*10.45 Second Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of September 1, 1995 (Exhibit
                  10.57 to the July 1995 Form 10-Q).

*10.46            Distribution Agreement by and among DewEze Manufacturing, Inc.
                  and Airens Company, dated as of July 21, 1995 (Exhibit 10.58 to the July 1995 Form 10-Q).

*10.47 Fourth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 8, 1996. (Exhibit 10.71 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996)

*10.48 Fifth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of May 31, 1996. (Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996 (the "July 1996 Form 10-Q")).

*10.49            Separation and Confidentiality Agreement between Thomas L.
                  French and Owosso Corporation, dated as of June 14, 1996 (Exhibit 10.73 to the July 1996 Form 10-Q).#

*10.50 Lease Agreement by and between Owosso Corporation and Philadelphia Freedom Partners, L.P. dated September 6, 1996 (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended October 27, 1996).

*10.51 Sixth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of December 4, 1996. (Exhibit
                  10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 1997).

*10.52 Seventh Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 3, 1997. (Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 1997).

*10.53 Fifth Amendment to Reimbursement Agreement, dated as of September 24, 1997, by and between The Landover Company and NBD Bank, N.A.

*10.54 Eighth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of December 29, 1997. (Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 25, 1998 (the "January 25, 1998 Form 10-Q")).

*10.55 Owosso Corporation 401(K) Savings Plan (Exhibit 10.2 to the January 25, 1998 Form 10-Q).

*10.56 Ninth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 27, 1998. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 1998).

*10.57 1998 Long-Term Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 2, 1998, Registration No. 333-55835).#

*10.58 Asset Purchase Agreement, dated March 27, 1998, by and among Allied Products Corporation, Great Bend Manufacturing Company, and Owosso Corporation (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 1998).

*10.59 Asset Purchase Agreement among Owosso Corporation, Astro Air Acquisition Corp., Astro Air, Inc., Rex Dacus and Dacus Properties, Inc., dated April 2, 1998 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 26, 1998).

*10.60 Agreement and Plan of Merger among Owosso Corporation, Cramer Company and M.H. Rhodes, Inc., dated April 3, 1998 (Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

*10.61 Asset Sale and Purchase Agreement dated June 22, 1998, by and between Harper Industries, Inc., and DewEze Manufacturing, Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

 11               Computation of per share earnings

 21               Subsidiaries of the registrant.

 23               Consent of Deloitte & Touche LLP

 27               Financial Data Schedule

--------------
*        Incorporated by reference.
#        Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 22nd day of January, 1999.

                                    OWOSSO CORPORATION

                                   By: /s/ George B. Lemmon, Jr.
                                       -----------------------------------------
                                       George B. Lemmon, Jr., President, Chief
                                       Executive Officer, and Director

                                   By: /s/ John H. Wert, Jr.
                                       -----------------------------------------
                                       John H. Wert, Jr., Senior Vice President-
                                       Finance, Chief Financial Officer and
                                       Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on January 22, 1999, in the capacities indicated:

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

/s/ Eugene P. Lynch
------------------------------
Eugene P. Lynch                            Director

/s/ James A. Ounsworth
------------------------------
James A. Ounsworth                         Director

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
   ENDED OCTOBER 25, 1998, OCTOBER 26, 1997 AND OCTOBER 27, 1996:

   Statements of Operations                                               F-2

   Balance Sheets                                                         F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                               F-5

   Notes to Consolidated Financial Statements                         F-6 - F-24

FINANCIAL STATEMENT SCHEDULE II                                          F-25

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 25, 1998 and October 26, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 25, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 25, 1998 and October 26, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 25, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 10, 1998 (except as
to Note 8, to which the date
is January 22, 1999)

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended
                                                              ---------------------------------------------------
                                                                 October 25,      October 26,      October 27,
                                                                     1998             1997             1996

Net sales                                                        $159,968,000     $143,061,000     $128,216,000
Costs of products sold                                            125,419,000      109,867,000       98,948,000
                                                                 ------------     ------------     ------------

Gross profit                                                       34,549,000       33,194,000       29,268,000

Expenses:
  Selling, general and administrative                              20,581,000       19,783,000       18,822,000
  Corporate                                                         5,883,000        4,816,000        4,444,000
  Restructuring charge                                                909,000               --               --
                                                                 ------------     ------------     ------------

Income from operations                                              7,176,000        8,595,000        6,002,000

Interest expense                                                    4,912,000        4,143,000        4,081,000

Gain on sale of business                                            2,775,000               --               --

Write-down of net assets held for sale                             (1,635,000)              --               --

Other income                                                           98,000          199,000          202,000
                                                                 ------------     ------------     ------------

Income before income tax expense                                    3,502,000        4,651,000        2,123,000

Income tax expense                                                  2,800,000        2,100,000        1,275,000
                                                                 ------------     ------------     ------------

Net income                                                            702,000        2,551,000          848,000

Dividends and accretion on preferred stock                         (1,070,000)      (1,047,000)      (1,025,000)
                                                                 ------------     ------------     ------------

Net (loss) income available for common stockholders                $ (368,000)     $ 1,504,000       $ (177,000)
                                                                 ============     ============     ============

Basic and diluted (loss) income per common share                   $    (0.06)     $      0.26       $    (0.03)
                                                                 ============     ============     ============

Weighted average number of common shares outstanding:
     Basic                                                          5,813,000        5,809,000        5,839,000
                                                                 =============    =============    ============
     Diluted                                                        5,813,000        5,827,000        5,839,000
                                                                 =============    =============    ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    October 25,         October 26,
                                                                                                       1998                 1997
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                                    $    191,000       $    840,000
       Receivables, net                                                                               17,919,000         19,868,000
       Inventories, net                                                                               21,262,000         23,084,000
       Prepaid expenses and other                                                                      1,283,000          1,153,000
       Deferred taxes                                                                                    733,000          1,039,000
                                                                                                    ------------       ------------
            Total current assets                                                                      41,388,000         45,984,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                                    35,915,000         27,443,000
GOODWILL, NET                                                                                         28,155,000         29,048,000
OTHER INTANGIBLE ASSETS, NET                                                                           8,690,000          8,054,000
NET ASSETS HELD FOR SALE                                                                               7,619,000                 --
RESTRICTED CASH                                                                                        1,906,000            298,000
OTHER ASSETS                                                                                           1,533,000            854,000
                                                                                                   -------------       ------------
      TOTAL ASSETS                                                                                 $ 125,206,000       $111,681,000
                                                                                                   =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                                    $   9,762,000       $  8,821,000
       Accrued compensation and benefits                                                               3,149,000          3,760,000
       Accrued expenses                                                                                4,048,000          2,563,000
       Related party debt                                                                              2,843,000          3,750,000
       Current portion of long-term debt                                                               1,935,000          2,479,000
                                                                                                    ------------       ------------
            Total current liabilities                                                                 21,737,000         21,373,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                  63,746,000         48,619,000
POSTRETIREMENT BENEFITS                                                                                2,713,000          1,812,000
DEFERRED TAXES                                                                                         2,367,000          3,147,000
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
      Convertible preferred stock Class A, 5% cumulative, $.01 par value; 10,000,000 shares authorized; 1,071,428 shares issued and outstanding (aggregate
          liquidation value at October 25, 1998 and October 26, 1997 - $15,000,000)                   14,285,000         13,965,000
      Common stock, $.01 par value; authorized 15,000,000 shares; issued
          5,866,000 shares in 1998 and 5,865,000 shares in 1997                                           59,000             59,000
          Additional paid-in capital                                                                  21,618,000         21,612,000
      Retained earnings (accumulated deficit)                                                           (918,000)         1,544,000
                                                                                                    ------------       ------------
                                                                                                      35,044,000         37,180,000
      Less treasury stock, at cost, 50,208 shares in 1998 and 56,324 shares in 1997                     (401,000)          (450,000)
                                                                                                    ------------       ------------
           Total stockholders' equity                                                                 34,643,000         36,730,000
                                                                                                    ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $125,206,000       $111,681,000
                                                                                                    ============       ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Retained
                                                                               Additional     Earnings
                                                       Preferred     Common      Paid-in    (Accumulated    Treasury
                                                         Stock       Stock       Capital       Deficit)      Stock         Total

BALANCE, OCTOBER 29, 1995                              $13,393,000    $59,000   $21,612,000   $4,506,000    $      --   $39,570,000
  Net income                                                                                     848,000                    848,000
  Dividends paid                                                                              (2,856,000)                (2,856,000)
  Accretion on  convertible preferred stock                275,000                              (275,000)                        --
  Treasury stock purchase                                                                                  (1,048,000)   (1,048,000)
  Issuance of treasury shares                                                                    (92,000)     598,000       506,000
                                                       -----------    -------   -----------   ----------    ---------   -----------

BALANCE, OCTOBER 27, 1996                               13,668,000     59,000    21,612,000    2,131,000     (450,000)   37,020,000
  Net income                                                                                   2,551,000                  2,551,000
  Dividends paid                                                                              (2,841,000)                (2,841,000)
  Accretion on convertible preferred stock                 297,000                              (297,000)                        --
                                                       -----------    -------   -----------   ----------    ---------   -----------

BALANCE, OCTOBER 26, 1997                               13,965,000     59,000    21,612,000    1,544,000     (450,000)   36,730,000
  Net income                                                                                     702,000                    702,000
  Dividends paid                                                                              (2,843,000)                (2,843,000)
  Accretion on  convertible preferred stock                320,000                              (320,000)                        --
  Issuance of treasury shares                                                                     (1,000)      49,000        48,000
  Exercise of stock options                                                           6,000                                   6,000
                                                       -----------    -------   -----------   ----------    ---------   -----------

BALANCE, OCTOBER 25, 1998                              $14,285,000    $59,000   $21,618,000    $(918,000)   $(401,000)  $34,643,000
                                                       ===========    =======   ===========    =========    =========   ===========



See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                               Year Ended
                                                               ------------------------------------------
                                                               October 25,     October 26,    October 27,
                                                                   1998           1997            1996

OPERATING ACTIVITIES:
  Net income                                                    $ 702,000     $ 2,551,000      $ 848,000
  Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
            Allowance for doubtful accounts                        89,000         249,000        647,000
            Provision for deferred taxes                         (561,000)       (403,000)      (572,000)
            Gain on sale of business                           (2,775,000)             --             --
            Write-down of net assets held for sale              1,635,000              --             --
            Loss on sale of assets                                 87,000          31,000        234,000
            Depreciation                                        4,704,000       4,027,000      3,825,000
            Amortization                                        2,411,000       2,173,000      2,473,000
    Changes in assets and liabilities which provided
       (used) cash:
            Accounts receivable                                (3,286,000)     (1,702,000)      (787,000)
            Inventories                                        (2,419,000)     (3,961,000)     1,753,000
            Prepaid expenses and other                           (138,000)        492,000       (387,000)
            Accounts payable                                     (127,000)      2,224,000        556,000
            Accrued expenses                                   (1,129,000)        996,000        169,000
                                                              -----------      ----------     ----------
            Net cash (used in) provided by operating
               activities                                        (807,000)      6,677,000      8,759,000
                                                              -----------      ----------     ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (9,573,000)     (5,335,000)    (4,346,000)
  Acquisition of businesses, net of cash acquired             (10,910,000)             --     (1,675,000)
  Proceeds from the sale of businesses                         14,075,000              --             --
  (Increase) decrease in other assets                          (1,303,000)        465,000       (760,000)
                                                              -----------      ----------     ----------
           Net cash used in investing activities               (7,711,000)     (4,870,000)    (6,781,000)
                                                              -----------      ----------     ----------

FINANCING ACTIVITIES:
  Borrowings from line of credit                               13,550,000       4,650,000      8,900,000
  Proceeds from long-term debt                                  6,050,000         350,000        150,000
  Payments on long-term debt                                   (8,035,000)     (1,741,000)    (1,712,000)
  Payments on related party debt                                 (907,000)     (2,225,000)    (7,125,000)
  Dividends paid                                               (2,843,000)     (2,841,000)    (2,856,000)
  Payments to acquire treasury stock                                   --              --       (245,000)
  Other                                                            54,000              --             --
                                                              -----------      ----------     ----------
           Net cash provided by (used in) financing
              activities                                        7,869,000      (1,807,000)    (2,888,000)
                                                              -----------      ----------     ----------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                              (649,000)             --       (910,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    840,000         840,000      1,750,000
                                                               ----------      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  191,000      $  840,000     $  840,000
                                                               ==========      ==========     ==========



See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 25, 1998, OCTOBER 26, 1997 AND OCTOBER 27, 1996
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The Company's operating subsidiaries include:

         o  The "Motor Companies":
             o   Motor Products - Owosso Corporation ("Motor Products")
             o   Motor Products - Ohio Corporation ("MP-Ohio")
             o   Stature Electric, Inc. ("Stature")
             o   Owosso Motor Group, Inc. ("Motor Group")
             o   Cramer Company ("Cramer") - merged into M.H. Rhodes, Inc.,
                 June 30, 1998
             o   M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
         o   Snowmax, Inc. ("Snowmax")
         o   Astro Air Acquisition, Inc. ("Astro Air") - acquired April 26, 1998
         o   The Landover Company ("Dura-Bond")
         o   Sooner Trailer Manufacturing Co. ("Sooner")
         o   DewEze Manufacturing, Inc. ("DewEze") - sold July 24, 1998
         o   Parker Industries ("Parker")
         o   Great Bend Manufacturing Co., Inc. ("Great Bend") - sold
             April 26, 1998

      The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro
      Air), and Specialized Equipment (Sooner, Parker, and DewEze and Great Bend prior to their dispositions). In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's year-end is the last Sunday in October. Fiscal years 1998, 1997 and 1996 constituted 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 25, 1998 and October 26, 1997, cost for 10% and 9%, respectively, of the inventories was determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $820,000 and $800,000 higher than reported at October 25, 1998 and October 26, 1997, respectively. Additionally, net income would have increased by approximately $18,000 for 1998, and decreased approximately $98,000 and $55,000 for 1997 and 1996, respectively. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

      Property, Plant and Equipment - Items of property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

         Land improvements                              10 - 20 years
         Buildings                                      30 years
         Machinery and equipment                        3 - 10 years

      Interest is capitalized in connection with the construction of major capital additions. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, $90,000 of interest cost was capitalized. No interest was capitalized in 1997 or 1996.

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

      Intangible Assets - Intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

         Noncompetition agreements                      3-6 years
         Customer lists                                 20 years
         Goodwill                                       20-25 years
         Other                                          5-20 years

      Asset Impairment - In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, the Company evaluates the carrying value of long-term assets, including goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The adoption of SFAS No. 121 did not have a significant effect on the consolidated financial position or results of operations of the Company.

      Revenue Recognition - Revenue is recognized at the time the product is shipped. An allowance for doubtful accounts of $341,000 and $300,000 has been recorded as of October 25, 1998 and October 26, 1997, respectively.

      Stock Option Plan - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

      Reclassifications - Certain reclassifications were made to the 1997 and 1996 consolidated financial statements to conform to 1998 classifications.

      Earnings per Share - Effective for the first quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share. In accordance with the provisions of this statement, all prior periods presented have been restated. Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

      The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                                  Year Ended
                                               ------------------------------------------------
                                                October 25,        October 26,      October 27,
                                                   1998               1997              1996
       Basic weighted average
            common shares outstanding           5,813,000          5,809,000          5,839,000
       Dilutive effect of stock options                --             18,000                 --
                                                ---------          ---------          ---------
       Diluted weighted average
            common shares outstanding           5,813,000          5,827,000          5,839,000
                                                =========          =========          =========

      The following table summarizes those securities that could potentially dilute (loss) income for common stockholders per common share in the future that were not included in determining net (loss) income available for common stockholders per common share as the effect was antidilutive:

                                                                  Year Ended
                                                -----------------------------------------------
                                                October 25,        October 26,      October 27,
                                                   1998               1997              1996
      Potential common shares resulting from:
        Stock options                             587,000            259,000            334,000
        Convertible preferred stock             1,071,000          1,071,000          1,071,000
                                                ---------          ---------          ---------
                                                1,658,000          1,330,000          1,405,000
                                                =========          =========          =========

      New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in the first quarter of fiscal 1999.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 in fiscal 1999.

      In March 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. This statement, which revises the required disclosures for employee benefit plans, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Restatement of disclosures for earlier periods, presented for comparative purposes, is required under SFAS No. 132. As this statement only revises disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 132 in fiscal 1999.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which establishes accounting and reporting standards for derivative instruments and hedging activities, is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operations. The Company expects to adopt SFAS No. 133 in fiscal 2000.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 1998, 1997 and 1996 were $4,693,000, $4,307,000 and $4,025,000, respectively. Cash paid for income taxes was $4,077,000, $1,717,000 and $1,880,000 for 1998, 1997 and 1996,
      respectively.

      In 1996, in connection with the repurchase of common stock from the former chief operating officer, the Company issued a promissory note totaling $802,000.

      In 1996, in connection with the purchase of Motor Group, the Company reissued 75,000 shares of treasury stock.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

      Sale of DewEze - Effective July 24, 1998, the Company sold substantially all of the assets of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary, for cash proceeds of approximately $4,200,000 and a note for $700,000, plus the assumption of approximately $600,000 in liabilities. Quarterly principal payments are due on the note beginning January 2001 through October 2005. Interest on the note is due quarterly at 9% per annum beginning January 1999 through October 2001, at which time the rate increases to 12% per annum, and further increases 1% per year thereafter through maturity of the note and is being recorded using the effective interest method. The Company has no further commitments or contingencies related to the sale of DewEze. Net sales attributable to DewEze were $5,844,000, $7,417,000 and $6,676,000 for
      1998, 1997 and 1996, respectively. Income from operations, before allocation of corporate expenses, from DewEze was $272,000, $752,000 and $152,000 for 1998, 1997 and 1996, respectively.

      Acquisition of Rhodes - Effective June 30, 1998, the Company acquired all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), a publicly held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut, for $2,900,000 in cash, plus the assumption or repayment of approximately $1,200,000 of debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $475,000, which is being amortized on a straight-line basis over 20 years. The Company has consolidated the operations of its Cramer subsidiary, previously located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility. See Note 12 - Restructuring Charge.

      Sale of Great Bend - Effective April 26, 1998, the Company sold substantially all of the assets of Great Bend to Allied Products Corporation of Chicago, Illinois, for cash proceeds of approximately $9,900,000, plus the assumption of approximately $2,100,000 in liabilities. The Company recorded a pre-tax gain on the sale of Great Bend of $2,775,000 ($924,000 net of tax). Net sales attributable to Great Bend were $7,251,000, $13,689,000 and $10,065,000 for 1998, 1997 and 1996,
      respectively. Income from operations, before allocation of corporate expenses, from Great Bend was $670,000, $1,466,000 and $428,000 for 1998,
      1997 and 1996, respectively.

      Acquisition of Astro Air - Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8,000,000 in cash, plus the repayment, shortly after closing, of approximately $2,700,000 in debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $1,425,000, which is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of net revenues generated by certain specified customers. During 1998, the Company recorded $425,000 of contingent consideration under the agreement with DPI as goodwill based upon related 1998 revenue.

      The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions of Rhodes and Astro Air and the dispositions of DewEze and Great Bend had occurred at the beginning of fiscal year 1997 after giving effect to certain adjustments, including depreciation expense related to the fair market write-up of machinery and equipment, amortization of intangible assets, including goodwill, the elimination of the gain on the deposition of Great Bend and elimination of the restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes, including the termination of the leases on the Cramer facility. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 1997.

                                                                                Year Ended
                                                                    ---------------------------------
                                                                     October 25,          October 26,
                                                                        1998                 1997
      Net sales                                                     $165,457,000         $150,630,000
      Income from operations                                           9,126,000            8,087,000
      Net income                                                         729,000            2,241,000
      Net (loss) income available for common stockholders               (341,000)           1,194,000
      Basic (loss) earnings per common share                        $      (0.06)        $       0.21


4.       INVENTORIES

                                                                     October 25,          October 26,
                                                                        1998                 1997
      Raw materials and purchased parts                             $10,039,000          $ 9,325,000
      Work in process                                                 4,161,000            5,014,000
      Finished goods                                                  7,062,000            8,745,000
                                                                    -----------          -----------
      Total                                                         $21,262,000          $23,084,000
                                                                    ===========          ===========

5.    PROPERTY, PLANT AND EQUIPMENT

                                                                     October 25,          October 26,
                                                                        1998                 1997
      Land and improvements                                         $ 1,443,000          $ 1,123,000
      Buildings and improvements                                     14,928,000           15,949,000
      Machinery and equipment                                        45,379,000           37,360,000
      Construction in progress                                        2,525,000              551,000
                                                                    -----------          -----------
      Total                                                          64,275,000           54,983,000
      Accumulated depreciation and amortization                      28,360,000           27,540,000
                                                                    -----------          -----------
      Property, plant and equipment, net                            $35,915,000          $27,443,000
                                                                    ===========          ===========



      Depreciation expense was approximately $4,704,000, $4,027,000 and $3,825,000 for 1998, 1997 and 1996, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                     October 25,          October 26,
                                                                        1998                 1997
      Goodwill:
      Goodwill                                                      $33,003,000          $32,894,000
      Accumulated amortization                                        4,848,000            3,846,000
                                                                    -----------          -----------
      Goodwill, net                                                 $28,155,000          $29,048,000
                                                                    ===========          ===========
      Other Intangible Assets:
      Noncompetition agreements                                     $ 3,520,000          $ 2,220,000
      Customer lists                                                  8,000,000            8,000,000
      Other                                                             541,000              733,000
                                                                     -----------          -----------
      Total                                                          12,061,000           10,953,000
      Accumulated amortization                                        3,371,000            2,899,000
                                                                     -----------          -----------
      Other intangible assets, net                                  $ 8,690,000          $ 8,054,000
                                                                    ===========          ===========

      Amortization expense related to goodwill and other intangible assets was approximately $2,411,000, $2,173,000 and $2,473,000 for 1998, 1997 and
      1996, respectively.

7.    RELATED PARTY DEBT

      Related party debt consists of promissory notes to preferred stockholders, payable on demand, but no later than October 2005, aggregating $2,843,000 and $3,750,000 as of October 25, 1998 and October 26, 1997, respectively. Interest on the notes is paid quarterly at 8%.

8.    LONG-TERM DEBT

                                                                     October 25,          October 26,
                                                                        1998                 1997
Unsecured revolving credit agreement                                $48,200,000          $34,650,000

Term loans, payable in monthly installments through 2009
    at variable rates from 5% to 8.5%, collateralized by
    certain real property                                             2,079,000            1,362,000

Industrial revenue bonds, payable in varying installments
    through 2018 at rates from 4.25% to 7.5%, collaterized
    by certain real property, building and equipment                 11,069,000            9,154,000

Subordinated promissory notes, payable in varying installments
    through 2005 at rates from 7.6% to 9%                             3,923,000            5,419,000

Other long-term debt                                                    410,000              513,000
                                                                    -----------          -----------
           Total long-term debt                                      65,681,000           51,098,000

  Less current portion                                                1,935,000            2,479,000
                                                                    -----------          -----------
  Long-term debt, net of current portion                            $63,746,000          $48,619,000
                                                                    ===========          ===========

      The Company has a $55,000,000 unsecured revolving credit agreement with two banks, which expires on March 31, 2000 of which $48,200,000 was outstanding at October 25, 1998. Interest is payable monthly, at the Company's option, at either the bank's prime rate (8.0% at October 25, 1998) or a variable spread (2.0% at October 25, 1998) over the London Interbank Offered Rate. The average amount outstanding under this agreement in 1998 was $44,002,000 and the weighted average interest rate was 8.3%. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions and a negative pledge on fixed assets. As of October 25, 1998, the Company was not in compliance with such covenants. The revolving credit facility has been included as a long-term liability because, on January 22, 1999, the Company entered into a new $55,000,000 revolving credit facility with the same primary banks, expiring in December 2002. The new agreement is secured by the non-real estate assets of the Company. Interest is payable, at the Company's option, at either the bank's prime rate or a variable spread (2.5% at the inception of the agreement) over LIBOR. The agreement includes financial and other covenants, similar to those in the previous agreement. The Company would have been in compliance with the covenants contained in the new agreement at October 25, 1998 and expects to be in compliance with such covenants for the foreseeable future.

      Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. These agreements are accounted for using settlement accounting.

      The aggregate amount of required payments on long-term debt, adjusted to reflect the new $55,000,000 revolving credit facility, is as follows:

      Year ending October:
       1999                                         $ 1,935,000
       2000                                           2,503,000
       2001                                           2,527,000
       2002                                           1,257,000
       2003                                          49,755,000
       Thereafter                                     7,704,000
                                                    -----------
       Total                                        $65,681,000
                                                    ===========

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $15,000,000 and were in a liability position of $1,150,000 at October 25, 1998.

10.   PENSION AND POSTRETIREMENT PLANS

      Pension Plans - In July 1995, the Company established a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly employees, who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. The plan replaced 401(k) and defined contribution plans previously administered by certain of the Company's subsidiaries. Such plans were merged into the newly created 401(k) plan. Pension expense related to these plans was $1,017,000, $891,000 and $686,000 for 1998, 1997 and 1996, respectively.

      Motor Products has a defined benefit pension plan covering substantially all of its hourly employees. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

      Net pension expense (credit) included in the consolidated statements of operations for the years ended October 25, 1998, October 26, 1997, and October 27, 1996 was determined as follows:

                                                                                  Year Ended
                                                                  ---------------------------------------------
                                                                  October 25,      October 26,      October 27,
                                                                     1998             1997             1996
      Service cost                                                 $ 83,000         $ 69,000         $ 69,000
      Interest cost on projected benefit obligation                 200,000          194,000          186,000
      Expected return on assets                                    (272,000)        (243,000)        (220,000)
      Amortization of unrecognized net credit                       (41,000)         (41,000)         (41,000)
      Amortization of prior service cost                             19,000           13,000           13,000
      Amortization of unrecognized loss                                  --               --            9,000
                                                                   ---------         --------         -------
      Net pension expense (credit)                                 $(11,000)         $(8,000)         $16,000
                                                                   =========         ========         =======


      The following is a reconciliation of the plan's funded status:

                                                                     October 25,          October 26,
                                                                        1998                 1997
      Projected benefit obligation                                  $3,415,000           $3,074,000
      Plan assets at market value - consisting primarily
        of mutual funds                                              3,605,000            3,455,000
                                                                    -----------          -----------
      Funded status                                                    190,000              381,000
      Unrecognized initial net credit                                 (289,000)            (330,000)
      Unrecognized prior service cost                                  247,000              149,000
      Unrecognized net loss                                            264,000              184,000
                                                                    -----------          -----------
      Prepaid pension                                               $  412,000           $  384,000
                                                                    ==========           ==========

      Additional disclosures and assumptions:


                                                                     October 25,          October 26,
                                                                        1998                 1997

      Accumulated benefit obligation                                $2,896,000           $2,524,000
      Vested benefit obligation                                      2,867,000            2,446,000
      Discount rate                                                       6.25%                 7.0%
      Expected long-term rate of return                                    8.0                  8.0
      Salary increases                                                     5.0                  5.0

      Postretirement Plan - Motor Products - Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees who retire from Motor Products. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis.

      Motor Products has adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires recognition during employees' active service periods of the expected cost of providing such postretirement benefits. Motor Products paid $48,000, $49,000 and $65,000 in such benefits during 1998, 1997 and 1996, respectively.

      The following table sets forth the funded status of the plan reconciled with the liability included in the consolidated balance sheets as of October 25, 1998 and at October 26, 1997:

                                                                     October 25,          October 26,
                                                                        1998                 1997
      Accumulated postretirement benefit obligation:
        Retirees                                                    $  569,000           $  557,000
        Fully eligible active plan participants                        159,000              153,000
        Other active plan participants                               1,281,000            1,416,000
                                                                    ----------           ----------
      Accumulated postretirement benefit obligation                  2,009,000            2,126,000
      Unrecognized net loss from past experience different
        from that assumed and from changes in assumptions             (368,000)             (44,000)

      Prior service cost not yet recognized in net periodic
        postretirement benefit cost                                    333,000             (270,000)
                                                                    ----------           ----------
      Accrued postretirement benefit cost                           $1,974,000           $1,812,000
                                                                    ==========           ==========

      Net periodic postretirement benefit cost included the following components for 1998, 1997 and 1996:

                                                                                 Year Ended
                                                              ---------------------------------------------
                                                              October 25,      October 26,      October 27,
                                                                  1998             1997             1996
      Service cost                                              $114,000         $119,000         $115,000
      Interest cost                                              113,000          132,000          114,000
      Amortization of prior service cost                         (17,000)          16,000           16,000
                                                                --------         --------         --------
      Total                                                     $210,000         $267,000         $245,000
                                                                ========         ========         ========

      For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.2% for 2012, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 25, 1998 by $446,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $59,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 7.0%, as of October 25, 1998 and October 26, 1997, respectively.

      Postretirement Plan - Rhodes - Rhodes provides postretirement medical benefits and life insurance benefits to certain current and former employees who retire from Rhodes. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis.

      Rhodes has adopted SFAS No. 106 which requires recognition during employees' active service periods of the expected cost of providing postretirement benefits. Rhodes paid $13,000 in such benefits during 1998.

      The following table sets forth the funded status of the plan reconciled with the liability included in the consolidated balance sheet as of October 25, 1998:

                                                                     October 25,
                                                                         1998

      Accumulated postretirement benefit obligation:
        Retirees                                                       $387,000
        Fully eligible active plan participants                         397,000
                                                                       --------
      Accumulated postretirement benefit obligation                     784,000

      Unrecognized net loss from past experience different
        from that assumed and from changes in assumptions               (45,000)
                                                                       --------
      Accrued postretirement benefit cost                              $739,000
                                                                       ========


      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and the medical inflation rate was 4.5%.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and certain production facilities and equipment under operating leases. Operating lease expense was approximately $1,489,000, $1,107,000 and $1,061,000 for 1998, 1997 and
      1996, respectively, net of sublease rentals and reimbursements of utilities of $63,000, $44,000 and $99,000, respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $233,000 in 1998, which adjusts annually through October 1999 to $305,000. Future minimum rental payments under non-cancelable operating leases are as follows:

      Year ending October:
      1999                                                      $  996,000
      2000                                                         717,000
      2001                                                         502,000
      2002                                                         346,000
      2003                                                         328,000
      Thereafter                                                   890,000
                                                                ----------
                                                                $3,779,000
                                                                ==========

      At October 25, 1998, outstanding letters of credit totaled approximately $14,194,000 and primarily guarantee certain notes.

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

      The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. The Company is also in negotiations with the former operator of the site concerning the reimbursement by the former operator of any costs the Company has incurred or may incur in the future in connection with this matter. Based upon the amounts recorded as liabilities, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the consolidated financial results of the Company.

      The Company has been named as a potentially responsible party with respect to two hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency (the "EPA") under its "Superfund" program. With respect to both sites, based on the minimal amount of waste alleged to have been contributed to the site by the Company, the Company expects to resolve the matters through the payment of de minimis amounts.

      Rhodes has been named as a potentially responsible party with respect to a hazardous disposal site currently under remediation by the EPA under its "Superfund" program. Based on the minimal amount of waste alleged to have been contributed to the site by Rhodes, the Company expects to resolve the matter through the payment of a de minimis amount. Rhodes is also involved in environmental remediation at its manufacturing site, which is not subject to any Superfund law proceeding. Based upon the amounts recorded as liabilities, the Company does not believe that the resolution of this matter will have a material adverse effect on the consolidated financial results of the Company.

      Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $11,600,000 of product as of October 25, 1998. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with the numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material effect on its consolidated financial position or results of operations.

12.   RESTRUCTURING CHARGE

      In connection with the merger of the Company's Cramer subsidiary into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded, in the third quarter of 1998, a restructuring charge of $909,000. The restructuring charge includes $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. At October 25, 1998, approximately $125,000 of accrued restructuring costs is included in accrued expenses and accrued compensation and benefits. The Company anticipates that the remaining restructuring costs will be paid by the end of the third fiscal quarter of 1999.

13.   INCOME TAXES

      The income tax provision consists of the following:

                                                                                Year Ended
                                                        -------------------------------------------------------------
                                                          October 25,             October 26,           October 27,
                                                             1998                    1997                   1996
      Current:
           Federal                                        $2,967,000              $2,400,000             $1,810,000
           State                                             394,000                 103,000                 40,000
      Deferred - Federal                                    (561,000)               (403,000)              (575,000)
                                                          ----------              ----------             ----------
      Income tax expense                                  $2,800,000              $2,100,000             $1,275,000
                                                          ==========              ==========             ==========

      The reconciliation to the statutory federal income tax rate is as follows:

                                                                  October 25,       October 26,        October 27,
                                                                     1998              1997               1996
      Federal income tax provision at statutory rate                 34.0%             34.0%              34.0%
      State income taxes, net of federal income tax benefit           7.2               1.4                1.2
      Amortization of excess cost of net assets acquired             13.9              10.8               22.9
      Effect of disposition of businesses                            18.4                --                 --
      Other                                                           6.4              (1.0)               2.0
                                                                     -----             -----              -----
      Provision for income taxes                                     79.9%             45.2%              60.1%
                                                                     =====             =====              =====

      The components of the Company's net deferred tax assets and liabilities are as follows:


                                                                     October 25,          October 26,
                                                                        1998                 1997
      Deferred tax asset:
        Intangibles                                                 $   971,000          $   963,000
        Accruals and reserves                                         3,347,000            1,676,000
        Tax credits and loss carryforwards                              900,000              908,000
        Other                                                           126,000              224,000
                                                                    -----------          -----------
                                                                      5,344,000            3,771,000

      Valuation allowance                                            (2,724,000)          (1,626,000)
                                                                    -----------          ------------
           Total                                                    $ 2,620,000          $ 2,145,000
                                                                    ===========          ===========

      Deferred tax liability:
        Intangibles                                                 $ 2,584,000          $ 2,736,000
        Pension                                                         140,000              131,000
        Property, plant and equipment                                 1,502,000            1,349,000
        Other                                                            28,000               37,000
                                                                    -----------          -----------
           Total                                                    $ 4,254,000           $4,253,000
                                                                    -----------          -----------
      Net deferred tax liability                                    $(1,634,000)         $(2,108,000)
                                                                    ============         ============


      These amounts are included in the accompanying consolidated financial statements as follows:


                                                                     October 25,          October 26,
                                                                        1998                 1997
      Current assets                                                $   733,000          $ 1,039,000
      Long-term liabilities                                          (2,367,000)          (3,147,000)
                                                                    ------------         ------------
      Net deferred tax liability                                    $(1,634,000)         $(2,108,000)
                                                                    ============         ============



      The Company has recorded valuation allowances which management has determined are sufficient to reduce its deferred tax assets to an amount which is more likely than not to be realized. The Company's valuation allowances relate primarily to intangible assets, Federal and state net operating loss carryforwards and other state deferred tax assets.

      As a result of the acquisition of Rhodes, the Company has approximately $1,400,000 of net operating loss carryforwards as of October 25, 1998 available to reduce the taxable income of Rhodes for Federal income tax reporting purposes and which expire between 2003 and 2011. The utilization of these net operating losses are subject to annual limitations under
      Section 382 of the Internal Revenue Code.

14.   CONVERTIBLE PREFERRED STOCK

      In connection with the acquisition of Stature in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock is convertible into the Company's common stock on a one for one basis, at the holders' option, through October 2000, at which time, the Company has the right, but is not obligated, to redeem, the preferred stock for cash at its stated value of $14.00 per share. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 in 2009 for a maximum liquidation amount of $22,500,000. The Company is accreting the value of its preferred stock to its stated value of $14.00 per share over the period ending in October 2000, when the conversion feature of the stock expires, using the effective interest method at a rate of 7.6%.

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. To the extent that the preferred stock has not been converted by October 2000, the increasing rate dividend will be accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method. Dividends paid on the preferred stock were $750,000 for both 1998 and 1997.

      The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. At October 25, 1998, there are no accrued preferred dividends. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock.

15.   STOCK-BASED COMPENSATION PLANS

      The 1998 Long-Term Incentive Plan - In 1998, the Company adopted a long-term incentive plan (the "Incentive Plan") which permits the granting of Stock Options, Stock Appreciation Rights, Restricted Stock, Long-Term Performance Awards, Performance Shares and Performance Units. Officers, other employees and directors of the Company and consultants to the Company are eligible to receive awards under the Incentive Plan. The maximum number of shares of Common Stock of the Company that may be made the subject of awards granted under the Incentive Plan is 500,000. Stock options granted under the Incentive Plan generally vest over five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair value at the date of grant.

      During 1998, 200,000 stock options were granted under the Incentive Plan at an exercise price of $7.88. At October 25, 1998, 200,000 stock options were outstanding and none were exercisable.

      The 1994 Stock Option Plan - The Company maintains a stock option plan (the "1994 Plan"), designed to serve as an incentive for retaining valuable employees and directors. All employees and directors of the Company are eligible to participate in the 1994 Plan. The 1994 Plan provides for the grant of options to purchase an aggregate of up to 500,000 shares of common stock of the Company. Options granted generally vest over five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

      The 1994 Plan provides for the automatic acceleration of the exercisability of all outstanding options upon the occurrence of a change in control (as defined) and for the cancellation of options and cash payment to the holders of such canceled options upon the occurrence of certain events constituting a change in control. The 1994 Plan may be amended, altered or discontinued at any time, but no amendment, alteration or discontinuation will be made which would impair the rights of an optionee with respect to an outstanding stock option without the consent of the optionee.

      The following schedule summarizes stock option activity and status:


                                                                                Year Ended
                                         --------------------------------------------------------------------------------
                                          October 25, 1998            October 26, 1997             October 27, 1996
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                     Average
                                                        Exercise                    Exercise                     Exercise
                                         Options          Price        Options       Price         Options        Price
      Outstanding,
        beginning of year                371,000          $ 9.31       334,000       $10.14        284,000       $11.98
       Granted                           296,000            7.82        81,000         6.65        185,000         8.34
       Exercised                          (1,000)           6.13            --           --             --           --
       Cancelled                         (79,000)           9.26       (44,000)       10.70       (135,000)       11.54
                                         -------                       -------                     -------
      Outstanding, end of year           587,000          $ 8.57       371,000       $ 9.31        334,000       $10.14
                                         =======                       =======                     =======
      Exercisable, end of year           155,000          $10.15       135,000       $10.69         90,000       $11.28
                                         =======                       =======                     =======

              The following table summarizes information about stock options outstanding at October 25, 1998:


                                                             Options Outstanding               Options Exercisable
                                              ---------------------------------------------  ----------------------
                                                              Weighted
                                                              Average
                                                             Remaining      Weighted                    Weighted
                                                            Contractual      Average                     Average
                                                                Life         Exercise                   Exercise
      Range of Exercise Prices                Options         in Years        Price        Options        Price

      $5.88 - $8.00                           387,000            8.96         $ 7.41        33,000        $ 6.27

      $8.88 - $11.38                           85,000            7.09         $ 9.17        36,000        $ 9.30

      $12.00                                  115,000            6.17         $12.00        86,000        $12.00
                                              -------                                      -------
                                              587,000            8.15         $ 8.57       155,000        $10.15
                                              =======                                      =======

      The Company accounts for the 1994 Plan and stock options granted under the Incentive Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1994 Plan and the Incentive Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $84,000 and $0.01 per share, respectively, for 1998, $129,000 and $0.02 per share, respectively, for 1997 and $53,000 and $0.01 per share, respectively, for 1996. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during 1998, 1997 and 1996 was $575,000, $252,000 and $604,000, respectively. The fair value of the options granted were estimated on the date of grant using the Binomial option-pricing model with the following assumptions for grants in 1998, 1997 and 1996: risk-free interest rate of 4.7%, 6.2% and 5.9%, respectively, expected volatility of 31%, 63% and 49%, respectively, dividend yield of 4.6%, 5.4% and 4.3%, respectively, and an expected life of six years in 1998, 1997 and 1996.

16.   BUSINESS SEGMENTS

      The Company operates in two business segments: Engineered Components Products and Specialized Equipment. The Engineered Component Products segment includes the Motor Companies, Snowmax, Astro Air, and Dura-Bond. The Specialized Equipment segment includes Sooner, Parker, DewEze and Great Bend. Summarized financial information by business segment for 1998, 1997 and 1996 is as follows:

                                                      October 25,       October 26,        October 27,
                                                         1998               1997              1996
      Identifiable assets:
        Engineered components                        $ 93,244,000       $ 67,095,000      $ 67,232,000
        Specialized equipment                          31,190,000         42,778,000        38,491,000
        Corporate                                         772,000          1,808,000         2,172,000
                                                     ------------       ------------      ------------
            Total identifiable assets                $125,206,000       $111,681,000      $107,895,000
                                                     ============       ============      ============


                                                                         Year Ended
                                                   -------------------------------------------------------
                                                      October 25,       October 26,        October 27,
                                                         1998               1997              1996

      Net sales:
        Engineered components                        $101,010,000       $ 78,950,000      $ 71,987,000
        Specialized equipment                          58,958,000         64,111,000        56,229,000
                                                     ------------       ------------      ------------
             Total net sales                         $159,968,000       $143,061,000      $128,216,000
                                                     ============       ============      ============
      Income (loss) from operations:
        Engineered components                        $  9,989,000       $  8,906,000      $  6,812,000
        Specialized equipment                           3,070,000          4,505,000         3,634,000
        Corporate                                      (5,883,000)        (4,816,000)       (4,444,000)
                                                     ------------       ------------      ------------
             Total income from operations            $  7,176,000       $  8,595,000      $  6,002,000
                                                     ============       ============      ============
      Capital additions:
        Engineered components                        $ 7,794,000        $  3,596,000      $  2,795,000
        Specialized equipment                          1,106,000           1,555,000         1,123,000
        Corporate                                        673,000             184,000           428,000
                                                     ------------       ------------      ------------
             Total capital additions                 $  9,573,000       $  5,335,000      $  4,346,000
                                                     ============       ============      ============
      Depreciation and amortization expense:
        Engineered components                        $  5,029,000       $  4,150,000      $  4,057,000
        Specialized equipment                           1,642,000          1,791,000         2,052,000
        Corporate                                         444,000            259,000           189,000
                                                     ------------       ------------      ------------
             Total depreciation and
              amortization expense                   $  7,115,000       $  6,200,000      $  6,298,000
                                                     ============       ============      ============


17.   QUARTERLY INFORMATION (UNAUDITED)

                                                         First             Second               Third              Fourth
                                                        Quarter            Quarter             Quarter             Quarter
                                                      -----------        -----------         -----------         -----------
      Year Ended October 25, 1998:
      ----------------------------
      Net sales                                       $34,054,000        $41,868,000         $42,998,000         $41,048,000

      Gross profit                                      7,496,000         10,224,000           8,495,000           8,334,000

      Income (loss) before taxes                           11,000          4,630,000            (362,000)           (777,000)

      Net income (loss)                                     6,000          1,937,000            (338,000)           (903,000)

      Net income (loss) available
        for common shareholders                          (259,000)         1,670,000            (606,000)         (1,173,000)

      Basic and diluted earnings (loss)
        per common share                              $     (0.04)       $      0.29             $ (0.10)        $     (0.20)

      Year Ended October 26, 1997:
      ----------------------------
      Net sales                                       $30,162,000        $37,567,000         $38,290,000         $37,042,000

      Gross profit                                      6,910,000          8,721,000           8,628,000           8,935,000

      Income (loss) before taxes                          (96,000)         1,471,000           1,778,000           1,498,000

      Net income (loss)                                   (55,000)           819,000             934,000             853,000

      Net income (loss) available
       for common shareholders                           (315,000)           558,000             672,000             589,000

      Basic and diluted earnings (loss)
       per common share                               $    (0.05)        $      0.10         $      0.12         $      0.10


      The second quarter of 1998 includes a pre-tax gain of $2,775,000 on the sale of Great Bend.

      The third quarter of 1998 includes a restructuring charge of $909,000 recorded in connection with the merger of the Company's Cramer and Rhodes subsidiaries. The third quarter of 1998 also includes a write-off of approximately $327,000 of inventory in connection with the merger recorded in cost of products sold and approximately $380,000 of expenses related to the merger recorded in selling, general and administrative expenses.

      The fourth quarter of 1998 includes a pre-tax charge of $1,635,000 to adjust the carrying value of the assets of the Company's Parker subsidiary to their estimated fair market value in connection with its pending sale (see Note 18).

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

18.   SUBSEQUENT EVENT - SALE OF PARKER

      On December 10, 1998, the Company announced the signing of a letter of intent to sell the business and assets of Parker to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. The letter of intent calls for Top Air to purchase all of the assets of Parker with a combination of cash, a note, and the assumption of specified liabilities. The transaction is contingent upon, among other things, completion of due diligence and negotiating a definitive asset purchase agreement. Completion of an agreement is anticipated to occur during the first calendar quarter of 1999. Based upon the proposed terms of the sale, the Company has recorded a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. The carrying value of the net assets of Parker, which is a component of the Company's Specialized Equipment segment, are included in the consolidated balance sheet under current assets as "Net assets held for sale." Sales attributable to Parker were $11,715,000, $12,697,000 and $10,749,000 for 1998, 1997 and 1996,
      respectively. Income from operations, before the allocation of corporate expenses, from Parker was $740,000, $1,044,000 and $1,265,000 for 1998,
      1997 and 1996, respectively.



                                     ******

                                                                                                                     Schedule II

                                                         Owosso Corporation
                                             Valuation and Qualifying Accounts and Reserves
                                                For the three years ended October 25, 1998
      -----------------------------------------------------------------------------------------------------------------------------
                                                Balance at       Charged to          Charged                         Balance at
                                                Beginning        Costs and          to Other         Deductions        End of
                                                of Period         Expenses         Accounts (a)         (b)            Period
                                                ----------       ----------        ------------      ----------      -----------
      For the year ended October 25, 1998
        Allowances on:
           Accounts receivable                  $300,000        $   89,000          $ 82,000      $  (130,000)      $  341,000
           Inventory                             616,000         1,382,000           423,000       (1,068,000)       1,353,000
        Accrued restructuring costs                   --           909,000                --         (784,000)         125,000

      For the year ended October 26, 1997
        Allowances on:
           Accounts receivable                  $509,000        $  249,000          $     --      $  (458,000)      $ 300,000
           Inventory                             565,000         1,010,000                --         (959,000)        616,000

      For the year ended October 27, 1996
        Allowances on:
           Accounts receivable                  $155,000        $  647,000          $     --      $  (293,000)      $ 509,000
           Inventory                             294,000         1,216,000                --         (945,000)        565,000

      --------------------------------------------------------------------------
      (a) Primarily relates to the effects of acquisitions.
      (b) As to accounts receivable and inventory, primarily represents amounts written off against related assets; as to accrued restructuring costs, represents amounts paid.