Form 10-Q
period 1999-01-31
OWOSSO CORP
filed 1999-03-12
CIK 921046

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:                  Commission file number: 0-25066
       January 31, 1999


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 10, 1999, 5,815,842 shares of the Registrant's Common Stock, $.01 par value, were outstanding.





================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                           Page
PART I - FINANCIAL INFORMATION:


     Item 1.           Financial Statements

                       Condensed Consolidated Statements of Operations                       3
                       for the Fourteen Weeks Ended January 31, 1999 and
                       the Thirteen Weeks Ended January 25, 1998 (unaudited)

                       Condensed Consolidated Balance Sheets at                              4
                       January 31, 1999 (unaudited) and October 25, 1998

                       Condensed Consolidated Statements of Cash Flows                       5
                       for the Fourteen Weeks Ended January 31, 1999 and
                       the Thirteen Weeks Ended January 25, 1998 (unaudited)

                       Notes to Condensed Consolidated Financial Statements                  6
                       (unaudited)

     Item 2.           Management's Discussion and Analysis of                              11
                       Financial Condition and Results of Operations

     Item 3.           Quantitative and Qualitative Disclosures about Market Risks          17


PART II - OTHER INFORMATION:


     Item 6.           Exhibits and Reports on Form 8-K                                     18

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                              ----------------------------------
                                                               January 31,           January 25,
                                                                  1999                  1998
Net sales                                                     $ 38,835,000          $ 34,054,000

Cost of products sold                                           31,607,000            26,558,000
                                                              ------------          ------------
Gross profit                                                     7,228,000             7,496,000

Expenses:
     Selling, general and administrative                         4,687,000             5,006,000
     Corporate                                                   1,561,000             1,400,000
                                                              ------------          ------------
Income from operations                                             980,000             1,090,000

Interest expense                                                 1,296,000             1,124,000

Other income                                                        73,000                45,000
                                                              ------------          ------------

Income (loss) before income taxes                                 (243,000)               11,000

Income tax expense (benefit)                                      (111,000)                5,000
                                                              ------------          ------------

Net income (loss)                                                 (132,000)                6,000

Dividends and accretion on preferred stock                        (271,000)             (265,000)
                                                              ------------          ------------

Net income (loss) available for common stockholders           $   (403,000)         $   (259,000)
                                                              ============          ============

Basic and diluted earnings (loss) per common share            $      (0.07)         $      (0.04)
                                                              ============          ============
Weighted average number of common shares outstanding             5,816,000             5,809,000
                                                              ============          ============






            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 January 31,          October 25,
                                                                    1999                 1998
ASSETS                                                           (Unaudited)          (See Note)
CURRENT ASSETS:
       Cash and cash equivalents                                $    195,000          $   191,000
       Receivables, net                                           16,392,000           17,919,000
       Inventories, net                                           21,591,000           21,262,000
       Prepaid expenses and other                                  2,045,000            1,283,000
       Deferred taxes                                                733,000              733,000
                                                                ------------         ------------

            Total current assets                                  40,956,000           41,388,000

PROPERTY, PLANT AND EQUIPMENT, NET                                36,935,000           35,915,000

GOODWILL, NET                                                     28,006,000           28,155,000

OTHER INTANGIBLE ASSETS, NET                                       8,486,000            8,690,000

NET ASSETS HELD FOR SALE                                           7,296,000            7,619,000

RESTRICTED CASH                                                    1,923,000            1,906,000

OTHER ASSETS                                                       1,549,000            1,533,000
                                                                ------------         ------------

TOTAL ASSETS                                                    $125,151,000         $125,206,000
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                                 $  9,206,000         $  9,762,000
       Accrued expenses                                            5,607,000            7,197,000
       Current portion of related party debt                       1,815,000            2,843,000
       Current portion of long-term debt                           1,757,000            1,935,000
                                                                ------------         ------------

            Total current liabilities                             18,385,000           21,737,000

LONG-TERM DEBT, LESS CURRENT PORTION                              67,856,000           63,746,000

POSTRETIRMENT BENEFITS                                             2,742,000            2,713,000

DEFERRED TAXES                                                     2,367,000            2,367,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                              33,801,000           34,643,000
                                                                ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $125,151,000         $125,206,000
                                                                ============         ============


Note: the balance sheet at October 25, 1998 has been condensed from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                           ---------------------------------
                                                                           January 31,           January 25,
                                                                              1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $  (132,000)          $     6,000
       Adjustments to reconcile net income (loss) to cash
            provided by (used in) operating activities:
            Depreciation                                                    1,292,000             1,085,000
            Amortization                                                      570,000               573,000
            Other                                                                   -                 8,000
            Changes in operating assets and liabilities                    (1,384,000)           (1,731,000)
                                                                          -----------           -----------

       Net cash provided by (used in) operating activities                    346,000               (59,000)
                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                          (2,313,000)           (2,362,000)
       Contingent consideration on acquisition                               (223,000)                    -
       Other                                                                    1,000               (99,000)
                                                                          -----------           -----------

       Net cash used in investing activities                               (2,535,000)           (2,461,000)
                                                                          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                      4,400,000             4,150,000
       Payments on long-term debt                                            (468,000)           (1,135,000)
       Payments on related party debt                                      (1,028,000)                    -
       Dividends paid                                                        (711,000)             (710,000)
                                                                          -----------           -----------

       Net cash provided by financing activities                            2,193,000             2,305,000
                                                                          -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            4,000              (215,000)

CASH AND CASH EQUIVALENTS, BEGINNING                                          191,000               840,000
                                                                          -----------           -----------

CASH AND CASH EQUIVALENTS, ENDING                                         $   195,000           $   625,000
                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                      $ 1,495,000           $ 1,023,000
                                                                          ===========           ===========
       Taxes paid                                                         $    84,000           $   202,000
                                                                          ===========           ===========



            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The Company's operating subsidiaries include:

         o  The "Motor Companies":
            o  Motor Products - Owosso Corporation ("Motor Products")
            o  Motor Products - Ohio Corporation ("MP-Ohio")
            o  Stature Electric, Inc. ("Stature")
            o  Owosso Motor Group, Inc. ("Motor Group")
            o  M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
         o  Snowmax, Inc. ("Snowmax")
         o  Astro Air Acquisition, Inc. ("Astro Air") - acquired April 26, 1998
         o  The Landover Company ("Dura-Bond")
         o  Sooner Trailer Manufacturing Co. ("Sooner")
         o  Parker Industries ("Parker") - sold March 5, 1999

         The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro Air), and Specialized Equipment (Sooner and Parker). In 1998, the Specialized Equipment segment also included Great Bend Manufacturing Company, Inc. ("Great Bend") which was sold in April 1998 and DewEze Manufacturing, Inc. ("DewEze") which was sold in July 1998. The condensed consolidated financial statements include the results of Parker, which was sold March 5, 1999 (see Note 7). In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers and agricultural equipment, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

         Financial Statements - The condensed consolidated balance sheet as of January 31, 1999 and the condensed consolidated statements of operations and cash flows for the three months ended January 31, 1999 and January 25, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 31, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 25, 1998 Annual Report on Form 10-K.

         Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 will consist of 53 weeks. The first fiscal quarter of 1999 ended January 31, 1999 included 14 weeks, whereas the first quarter of 1998 included 13 weeks.

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

         Earnings (loss) per share - Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

         Comprehensive income - Effective for the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income for the first quarter of 1999 and 1998 consisted solely of net earnings.

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for reporting information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 effective October 31, 1999.

         In March 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. This statement, which revises the required disclosures for employee benefit plans, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Restatement of disclosures for earlier periods, presented for comparative purposes, is required under SFAS No.
         132. As this statement only revises disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 132 effective October 31, 1999.

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

2.       ACQUISITION

         In connection with the acquisition of Astro Air in April 1998, the Company entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI receives 3.4% of net revenues generated by certain specified customers. For the three months ended January 31, 1999, the Company recorded $223,000 of contingent consideration under the agreement with DPI as goodwill based upon related first quarter 1999 revenues.


3.       INVENTORIES


                                                 January 31,         October 25,
                                                    1999                1998

Raw materials and purchased parts               $  9,843,000        $ 10,039,000
Work in process                                    3,963,000           4,161,000
Finished goods                                     7,785,000           7,062,000
                                                ------------        ------------

Total                                           $ 21,591,000        $ 21,262,000
                                                ------------        ------------







4.       ACCRUED RESTRUCTURING CHARGE

         In connection with the merger, in June 1998, of the Company's former subsidiary, Cramer Company ("Cramer"), into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000, of which $827,000 has been paid through January 31, 1999. Approximately $82,000 of restructuring costs is included in accrued expenses at January 31, 1999. The Company anticipates that the remaining restructuring costs will be paid by the end of the third fiscal quarter of 1999.


5.       LONG-TERM DEBT

         On January 22, 1999, the Company entered into a new $55,000,000 revolving credit facility with the Company's two primary banks, expiring in December 2002. The new agreement is secured by the non-real estate assets of the Company. Interest is payable, at the Company's option, at either the bank's prime rate or a variable spread (2.5% at the inception of the agreement) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at January 31, 1999, and expects to be in compliance with such covenants for the foreseeable future.


6.       COMMITMENTS AND CONTINGENCIES

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

         Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $11,550,000 of product as of January 31, 1999. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

         In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.


7.       SUBSEQUENT EVENT - SALE OF PARKER

         On March 5, 1999, the Company completed the sale of the business and substantially all of the assets of Parker to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. In connection with the sale, the Company received cash of $3.3 million, a non-interest bearing note of $3.6 million, and the assumption of liabilities of $550,000, all subject to adjustment to reflect the change in book value of the assets between the valuation date and the date of the closing of the transaction. In addition, the local development authority in Iowa has agreed to acquire certain Parker fixed assets for $750,000, and lease those assets to Top Air. Based upon the proposed terms of the sale, the Company recorded, in the fourth quarter of fiscal 1998, a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. The carrying value of the net assets of Parker, which is a component of the Company's Specialized Equipment segment, are included in the consolidated balance sheet as "Net assets held for sale." Sales attributable to Parker were $602,000 and $2,100,000 for the first quarters of 1999 and 1998, respectively. Loss from operations, before the allocation of corporate expenses, from Parker was $268,000 for the first quarter of 1999, as compared to income from operations of $16,000 for the first quarter of 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of January 31, 1999 and the results of operations for the three months ended January 31, 1999 and January 25, 1998. The 1999 period included 14 weeks, whereas the 1998 period included 13 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

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


                                                         Three Months Ended
                                                       ------------------------
                                                       January 31,  January 25,
                                                          1999         1998

Net sales                                                100.0%       100.0%
Cost of products sold                                     81.4%        78.0%
                                                         ------        ------
Gross profit                                              18.6%        22.0%
Expenses:
  Selling, general and administrative                     12.1%        14.7%
  Corporate                                                4.0%         4.1%
                                                          -----        ------
Income from operations                                     2.5%         3.2%
Interest expense                                           3.3%         3.3%
Other income                                               0.2%         0.1%
                                                          -----        -----
Income (loss) before income taxes                         -0.6%         0.0%
Income tax expense (benefit)                              -0.3%         0.0%
                                                          -----        -----
Net income (loss)                                         -0.3%         0.0%
Dividends and accretion on preferred stock                 0.7%         0.8%
                                                          =====        =====
Net income (loss) available for common stockholders       -1.0%        -0.8%
                                                          =====        =====


Three months ended January 31, 1998 compared to three months ended January 25, 1998

Net sales. For the first quarter of 1999, net sales increased 14.0%, to $38.8 million, as compared to net sales of $34.1 million in the first quarter of 1998. These results include the effects of disposing of Great Bend, which was sold in April 1998, and DewEze, which was sold in July 1998, and the acquisition, in April 1998, of Astro Air. Sales attributable to Great Bend and DewEze were $3.7 million and $2.7 million, respectively, in 1998. Sales attributable to Astro Air included in 1999 results were $6.8 million. Exclusive of the effects of the acquisition of Astro Air and the dispositions of Great Bend and DewEze, net sales increased 15.4% over the prior year quarter.

In the Company's Engineered Component Products segment, net sales increased $12.2 million, to $30.9 million in 1999 from $18.7 million in 1998. This increase reflects $6.8 million in sales from Astro Air.

These results also reflect a $4.2 million, or 30.4%, increase in sales at the Motor Companies as a result of increased sales to existing customers and the addition of new customers, and a $1.0 million, or 31.3%, increase in sales of heat transfer coils at Snowmax, attributable to increased volume with a significant customer.

Net sales in the Specialized Equipment segment were $7.9 million in 1999, as compared to $15.4 million in 1998. This decrease reflects the sale in 1998 of Great Bend and DewEze and significantly lower sales at Parker as a result of a weak agricultural market and the effects of its pending sale, which was subsequently completed on March 5, 1999.

Gross profit. For the first quarter of 1999, gross profit was $7.2 million, or 18.6% of net sales, as compared to $7.5 million, or 22.0% of net sales in the prior year quarter. The decrease in gross profit reflects principally the dispositions of Great Bend and DewEze. Exclusive of these dispositions and the acquisition of Astro Air, gross profit would have been $6.4 million, or 20.0% of net sales, in 1999, as compared to $5.6 million, or 20.0% of net sales, in 1998.

Gross profit in the Engineered Component Products segment increased 31.8%, to $5.8 million, or 18.9% of net sales, as compared to $4.4 million, or 22.0% of net sales in the first quarter of 1998. The increase in gross profit was principally a result of the inclusion of Astro Air and increased sales at the Motor Companies. The decrease in gross margin percentage was primarily a result of the inclusion of Astro Air, which has lower gross profit margins than other companies in this segment, and a decreased margin percentage at the Motor Companies as a result of changes in product mix.

In the Specialized Equipment segment, gross profit was $1.4 million, or 17.5% of net sales, as compared to $3.1 million, or 19.9% of net sales, in the prior year quarter. This decrease reflects the sales of Great Bend and DewEze and reduced sales at Parker. Gross profit at Sooner Trailer, the only remaining business unit in this segment, increased to $1.3 million, or 18.3% of net sales, in 1999, from $729,000, or 10.5% of net sales, in 1998, primarily as a result of the discontinuation of certain low-margin livestock trailers and the institution of price increases on certain other models in the second quarter of 1998.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 12.1%, or $4.7 million, in the first quarter of 1999, as compared to 14.7%, or $5.0 million, in the prior year quarter.

Selling, general and administrative expenses in the Engineered Component Products segment were $3.2 million in 1999, as compared to $2.4 million in 1998. This increase reflects the inclusion of Astro Air and increased costs at the Motor Companies, primarily as a result of the inclusion of Rhodes, acquired in July 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 10.3%, from 12.8%, in 1998. This decrease was primarily a result of the inclusion of Astro Air, which has lower selling, general and administrative expenses as a percentage of net sales than other companies in this segment.

Selling, general and administrative expenses in the Specialized Equipment segment decreased $1.1 million, to $1.5 million in 1999 as a result of the dispositions of Great Bend and DewEze. As a percentage of net sales, selling general and administrative expenses in this segment increased to 19.1% in 1999, as compared to 17.0% in the prior year quarter, primarily as a result of weak sales at Parker.

Corporate expenses. In the first quarter of 1999, corporate expenses were $1.6 million, or 4.0% of net sales, as compared to $1.4 million, or 4.1% of net sales in 1998. The increase in corporate expenses primarily reflects the 14-week accounting period in 1999, as compared to the 13-week period in 1998.

Income from operations. For the first quarter of 1999, income from operations was $980,000, or 2.5% of net sales, as compared to $1.1 million, or 3.2% of net sales, in 1998.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased to $2.7 million in the first quarter of 1999, as compared to $2.0 million in the prior year quarter. This increase was primarily a result of Astro Air, which contributed $508,000 of business unit income in 1999. Business unit income of the Motor Companies was essentially flat and was adversely effected by the inclusion of Rhodes, which has had low gross margins since its acquisition and high selling, general and administrative expenses, in comparison to other companies in this segment. As a percentage of net sales, business unit income for this segment was 8.6%, as compared to 10.9% in the prior quarter. The decrease in business unit income as a percentage of net sales was primarily a result of the inclusion of Rhodes, for the reasons described above, and the inclusion of Astro Air, which has lower gross margins than other companies in this segment. The results of operations of Rhodes continue to be adversely affected by inefficiencies as a result of the continuing process of integrating its systems and operations with the Company's former Cramer subsidiary.

The Specialized Equipment segment experienced a loss at the business unit level of $127,000 in 1999, as compared to business unit income of $460,000 in the first quarter of 1998. These results reflect the dispositions of Great Bend and DewEze and poor operating results at Parker, as a result of the weak agricultural market and the effects of its pending sale. Business unit income at Sooner increased from a loss of $367,000 in 1998 to income of $141,000 in 1999, primarily as a result of increased gross margins.

Interest expense. For the first quarter of 1999, interest expense was $1.3 million, as compared to $1.1 million in 1998. This increase was primarily the result of increased borrowings under the Company's revolving credit agreement.

Income tax expense (benefit). The Company's effective income tax rate was 45.7% for 1999, while the benefit recorded in the prior year quarter was at an effective rate of 45.5%.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $403,000, or $.07 per share, in the first quarter of 1999, as compared to a net loss of $259,000, or $.04 per share, in the prior year quarter. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $188,000 for both 1999 and 1998 and by deducting the non-cash accretion in book value of preferred stock of $83,000 and $77,000 for 1999 and 1998, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $195,000 at January 31, 1999, exclusive of $1.9 million of cash that was restricted under an industrial revenue financing. Working capital increased to $22.6 million at January 31, 1999 from $19.7 million at October 25, 1998. This increase was primarily a result of a reduction in the current portion of long-term debt and the payment of accrued expenses. Net cash provided by operating activities was $346,000, as compared to net cash used in operating activities of $59,000 in the prior year quarter. The increase in cash from operations was principally the result of increased cash collections on accounts receivable in comparison to the prior year, partially offset by the payment of accounts payable and accrued expenses due to timing.

Net cash used in investing activities included $2.3 million for capital expenditures for equipment, invested primarily in the Engineered Component Products segment and $233,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $4.0 million during the remainder of fiscal 1999, primarily for added capacity and production efficiencies in the Engineered Component Products segment. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

The Company is currently negotiating a joint venture agreement with a subsidiary of its largest customer, Bergstrom, Inc. The joint venture, which is anticipated to be owned 90% by the Company, will manufacture and supply heat transfer coils primarily to Bergstrom's facility in Birmingham, England, and will be located on property adjacent to Bergstrom's current facility in Birmingham.

Net cash provided by financing activities included net borrowings of $4.4 million under the Company's $55.0 million revolving credit agreement, debt repayments of $1.5 million, including the repayment of $1.0 million of related party debt, and the payment of dividends of $711,000.

On January 22, 1999, the Company entered into a new $55.0 million revolving credit agreement with the Company's two primary banks, expiring in December 2002. At January 31, 1999, $52.6 million was outstanding and $2.4 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.5% at January 31, 1999. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at January 31, 1999, and anticipates that it will remain in compliance with these covenants for the foreseeable future.

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

Other

On March 5, 1999, the Company completed the sale of the business and substantially all of the assets of Parker to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. In connection with the sale, the Company received cash of $3.3 million, a non-interest bearing note of $3.6 million, and the assumption of liabilities of $550,000, all subject to adjustment to reflect the change in book value of the assets between the valuation date and the date of the closing of the transaction. In addition, the local development authority in Iowa has agreed to acquire certain Parker fixed assets for $750,000, and lease those assets to Top Air. Based upon the proposed terms of the sale, the Company recorded, in the fourth quarter of fiscal 1998, a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. The carrying value of the net assets of Parker, which is a component of the Company's Specialized Equipment segment, are included in the consolidated balance sheet as "Net assets held for sale." Sales attributable to Parker were $602,000 and $2,100,000 for the first quarters of 1999 and 1998, respectively. Loss from operations, before the allocation of corporate expenses, from Parker was $268,000 for the first quarter of 1999, as compared to income from operations of $16,000 for the first quarter of 1998.

"Year 2000" Costs

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). The Company is currently evaluating any possible exposures related to other date-sensitive equipment and anticipates being fully Year 2000 compliant by the end of July 1999. The cost to the Company of bringing such equipment into Year 2000 compliance is expected to be approximately $200,000. Historical costs related to Year 2000 issues have not been material. In addition, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Management believes that the Company has taken measures to minimize the exposure to a Year 2000 disruption. The Company does not yet have a contingency plan but anticipates developing, by July 1999, a plan that would focus on various types of possible business interruptions that could occur.

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

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

      o No definitive agreement exists with regard to the Company's proposed joint venture in the United Kingdom. If the Company enters into the joint venture, it may be subjected to various risks which may include currency risk, risk associated with compliance with foreign regulations, and political and economic risks.

      o Anticipated cost savings in connection with the merger of Cramer and Rhodes have not yet fully materialized as a result of the continuing process of integrating their systems and operations. Improvement in the operating results of Rhodes is not expected until such integration is completed.

      o The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing of the economy. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plants, leading to reduced gross margins.

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

      o Although the Company believes that it has taken measures to minimize the exposure of a Year 2000 disruption, there can be no assurance that, if a disruption occurs, it would not have a material adverse effect on the Company's operating results.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses a revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in London Interbank Offered Rate or the prime rate. The Company uses off-balance sheet interest rate swap agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

The quantitative and qualitative disclosures about market risk as of January 31, 1999 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 25, 1998. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this Item 3.

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

10.1 Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of January 22, 1999.

11                Computation of Per Share Earnings

27                Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 25, 1998.

(b)      Form 8-K

                  No reports on Form 8-K were filed during the quarter ended January 31, 1999.
----------------------------
*        Incorporated by reference.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            OWOSSO CORPORATION



         Date:    March 10, 1999            By: /s/ George B. Lemmon, Jr.
                                                -------------------------
                                                George B. Lemmon, Jr.
                                                President, Chief Executive
                                                Officer, and Director



                                            By: /s/ John H. Wert, Jr.
                                                ---------------------
                                                John H. Wert, Jr.
                                                Senior Vice President - Finance,
                                                Chief Financial Officer, and
                                                Treasurer and Secretary