Form 10-Q
period 1999-05-02
OWOSSO CORP
filed 1999-06-15
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: May 2, 1999      Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 10, 1999, 5,830,087 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page
PART I - FINANCIAL INFORMATION:


    Item 1.   Financial Statements

              Condensed Consolidated Statements of Operations                 3
              for the three and six months ended May 2, 1999 and April 26, 1998 (unaudited)

              Condensed Consolidated Balance Sheets at                        4
              May 2, 1999 (unaudited) and October 25, 1998

              Condensed Consolidated Statements of Cash Flows                 5
              for the six months ended May 2, 1999 and April 26, 1998 (unaudited)

              Notes to Condensed Consolidated Financial Statements            6
              (unaudited)

    Item 2.   Management's Discussion and Analysis of                         11
              Financial Condition and Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks     19


PART II - OTHER INFORMATION:

    Item 4.   Submission of Matters to a Vote of Security Holders             20

    Item 5.   Other Information                                               20

    Item 6.   Exhibits and Reports on Form 8-K                                20

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three Months Ended                         Six Months Ended
                                                     ---------------------------------         -------------------------------
                                                       May 2,             April 26,               May 2,             April 26,
                                                        1999                1998                   1999                1998
Net sales                                            $ 45,742,000        $ 41,868,000          $ 84,577,000        $ 75,922,000

Cost of products sold                                  36,446,000          31,644,000            68,053,000          58,202,000
                                                     ------------        ------------          ------------        ------------
Gross profit                                            9,296,000          10,224,000            16,524,000          17,720,000

Expenses:
     Selling, general and administrative                4,729,000           5,499,000             9,416,000          10,505,000
     Corporate                                          1,821,000           1,624,000             3,382,000           3,024,000
                                                     ------------        ------------          ------------        ------------
Income from operations                                  2,746,000           3,101,000             3,726,000           4,191,000

Interest expense                                        1,219,000           1,272,000             2,515,000           2,396,000

Gain on sale of business                                        -           2,775,000                     -           2,775,000

Other income                                               60,000              26,000               133,000              71,000
                                                     ------------        ------------          ------------        ------------
Income before income taxes                              1,587,000           4,630,000             1,344,000           4,641,000

Income tax expense                                        288,000           2,693,000               177,000           2,698,000
                                                     ------------        ------------          ------------        ------------
Net income                                              1,299,000           1,937,000             1,167,000           1,943,000

Dividends and accretion on preferred stock               (273,000)           (267,000)             (544,000)           (532,000)
                                                     ------------        ------------          ------------        ------------
Net income available
     for common stockholders                         $  1,026,000        $  1,670,000          $    623,000        $  1,411,000
                                                     ============        ============          ============        ============
Earnings per common share:
          Basic                                      $       0.18        $       0.29          $       0.11        $       0.24
                                                     ============        ============          ============        ============
          Diluted                                    $       0.18        $       0.29          $       0.11        $       0.24
                                                     ============        ============          ============        ============
Weighted average number of
     common shares outstanding
          Basic                                         5,826,000           5,814,000             5,821,000           5,811,000
                                                     ============        ============          ============        ============
          Diluted                                       5,841,000           5,838,000             5,845,000           5,835,000
                                                     ============        ============          ============        ============

            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                     May 2,          October 25,
                                                     1999               1998
ASSETS                                            (Unaudited)        (See Note)

CURRENT ASSETS:
   Cash and cash equivalents                 $    321,000         $    191,000
   Receivables, net                            20,318,000           17,919,000
   Inventories, net                            19,745,000           21,262,000
   Prepaid expenses and other                   1,854,000            1,283,000
   Deferred taxes                                 747,000              733,000
                                             ------------         ------------
       Total current assets                    42,985,000           41,388,000

PROPERTY, PLANT AND EQUIPMENT, NET             36,533,000           35,915,000

GOODWILL, NET                                  27,843,000           28,155,000

OTHER INTANGIBLE ASSETS, NET                    8,294,000            8,690,000

NET ASSETS HELD FOR SALE                               --            7,619,000

RESTRICTED CASH                                   574,000            1,906,000

OTHER ASSETS                                    4,543,000            1,533,000
                                             ------------         ------------
TOTAL ASSETS                                 $120,772,000         $125,206,000
                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                  $ 10,171,000         $  9,762,000
   Accrued expenses                             7,181,000            7,197,000
   Current portion of related party debt        1,815,000            2,843,000
   Current portion of long-term debt            1,654,000            1,935,000
                                             ------------         ------------
        Total current liabilities              20,821,000           21,737,000

LONG-TERM DEBT, LESS CURRENT PORTION           59,617,000           63,746,000

POSTRETIRMENT BENEFITS                          2,802,000            2,713,000

DEFERRED TAXES                                  3,080,000            2,367,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                           34,452,000           34,643,000
                                             ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $120,772,000         $125,206,000
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

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    Six Months Ended
                                                                                              ---------------------------------
                                                                                                May 2,              April 26,
                                                                                                 1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                             $ 1,167,000           $ 1,943,000
       Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Depreciation                                                                        2,671,000             2,155,000
            Amortization                                                                        1,137,000             1,154,000
            Gain on sale of business                                                                   --            (2,775,000)
            Other                                                                                   1,000               276,000
            Changes in operating assets and liabilities                                          (947,000)           (6,699,000)
                                                                                              -----------           -----------
       Net cash provided by (used in) operating activities                                      4,029,000            (3,946,000)
                                                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of business                                                           4,442,000             9,886,000
       Acquisition of business, net of cash acquired                                                   --            (7,784,000)
       Purchases of property, plant and equipment                                              (3,347,000)           (3,850,000)
       Contingent consideration on acquisition                                                   (426,000)                   --
       Other                                                                                    1,581,000                99,000
                                                                                              -----------           -----------
       Net cash provided by (used in) investing activities                                      2,250,000            (1,649,000)
                                                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) under revolving credit agreement                              (3,550,000)           10,200,000
       Payments on long-term debt                                                                (860,000)           (1,590,000)
       Payments on related party debt                                                          (1,028,000)             (907,000)
       Dividends paid                                                                            (711,000)           (1,421,000)
                                                                                              -----------           -----------
       Net cash (used in) provided by financing activities                                     (6,149,000)            6,282,000
                                                                                              -----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         130,000               687,000

CASH AND CASH EQUIVALENTS, BEGINNING                                                              191,000               840,000
                                                                                              -----------           -----------
CASH AND CASH EQUIVALENTS, ENDING                                                             $   321,000           $ 1,527,000
                                                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                                          $ 2,722,000           $ 2,223,000
                                                                                              ===========           ===========
       Taxes paid                                                                             $   346,000           $ 1,377,000
                                                                                              ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Dividends payable                                                                      $   712,000           $        --
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

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The Company's operating subsidiaries include:

         o   The "Motor Companies":
             o  Motor Products - Owosso Corporation ("Motor Products")
             o  Motor Products - Ohio Corporation ("MP-Ohio")
             o  Stature Electric, Inc. ("Stature")
             o  Owosso Motor Group, Inc. ("Motor Group")
             o  M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
         o   Snowmax, Inc. ("Snowmax")
         o   Astro Air Coils, Inc. ("Astro Air") - acquired April 26, 1998
         o   The Landover Company ("Dura-Bond")
         o   Sooner Trailer Manufacturing Co. ("Sooner")
         o   Parker Industries ("Parker") - sold March 5, 1999

         The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, and Astro Air), and Specialized Equipment (Sooner and Parker, prior to its sale in March 1999). In 1998, the Specialized Equipment segment also included Great Bend Manufacturing Company, Inc. ("Great Bend") which was sold in April 1998 and DewEze Manufacturing, Inc. ("DewEze") which was sold in July 1998. In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

         Financial Statements - The condensed consolidated balance sheet as of May 2, 1999 and the condensed consolidated statements of operations and cash flows for the three- and six-month periods ended May 2, 1999 and April 26, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of May 2, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 25, 1998 Annual Report on Form 10-K.

         Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 will consist of 53 weeks. The first six months of 1999 ended May 2,

         1999 included 27 weeks, whereas the first six months of 1998 included 26 weeks. Both the second quarter of 1999 and 1998 included 13 weeks.

         Earnings per share - Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

         Comprehensive income - Effective for the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income for the first six months of 1999 and 1998 consisted solely of net earnings.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which establishes accounting and reporting standards for derivative instruments and hedging activities, is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operations. The FASB has recently issued a proposed statement, which if adopted, would amend SFAS No. 133 to defer its effective date to fiscal years beginning after June 15, 2000.

2.       ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         Acquisition of Astro Air - In connection with the acquisition of Astro Air in April 1998, the Company entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI receives 3.4% of net revenues generated by certain specified customers. For the six months ended May 2, 1999, the Company recorded $426,000 of contingent consideration under the agreement with DPI as goodwill based upon related 1999 revenues.

         Disposition of Parker - On March 5, 1999, the Company completed the sale of the business and substantially all of the assets of Parker to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. In connection with the sale, the Company received cash of $3.7 million, a non-interest bearing note of $3.3 million, and the assumption of liabilities of $476,000. In addition, the local development authority in Iowa acquired certain Parker fixed assets for $750,000, and will lease those assets to Top Air. Based upon the proposed terms of the sale, the Company recorded, in the fourth quarter of fiscal 1998, a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. No additional pre-tax gain or loss was recorded upon completion of the sale. However, the sale did result in a tax benefit of approximately $440,000, recorded in the second fiscal quarter of 1999.

         The non-interest bearing note has been discounted to $3.0 million and is payable in monthly installments as and to the extent the accounts receivable, acquired by Top Air pursuant to the sale agreement, are collected. The note is secured by such accounts receivable. The terms of the note provide further that, irrespective of the amounts collected on such accounts receivable, Top Air is required to pay no less than 60% of the principal amount of the note by November 15, 1999, 85% of the principal of the note by November 15, 2000, with the final payment of all outstanding principal due on February 15, 2001.

         The carrying value of the net assets of Parker, which was a component of the Company's Specialized Equipment segment, are included in the consolidated balance sheet at October 25, 1998 as "Net assets held for sale." Sales attributable to Parker were $1,004,000 and $6,143,000 for the first six months of 1999 and 1998, respectively. Loss from operations, before the allocation of corporate expenses, from Parker was $607,000 for the first six months of 1999, as compared to income from operations of $442,000 for the first six months of 1998.


3.       INVENTORIES


                                                    May 2,         October 25,
                                                     1999             1998

         Raw materials and purchased parts       $ 9,466,000      $10,039,000
         Work in process                           4,654,000        4,161,000
         Finished goods                            5,625,000        7,062,000
                                                 -----------      -----------

         Total                                   $19,745,000      $21,262,000
                                                 ===========      ===========



4.       ACCRUED RESTRUCTURING CHARGE

         In connection with the merger, in June 1998, of the Company's former subsidiary, Cramer Company ("Cramer"), into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000, of which $850,000 has been paid through May 2, 1999. Approximately $59,000 of restructuring costs is included in accrued expenses at May 2, 1999. The Company anticipates that the remaining restructuring costs will be paid by the end of the third fiscal quarter of 1999.

5.       LONG-TERM DEBT

         On January 22, 1999, the Company entered into a new $55,000,000 revolving credit facility with the Company's two primary banks, expiring in December 2002. The new agreement is secured by the non-real estate assets of the Company. Interest is payable, at the Company's option, at either the bank's prime rate or a variable spread (2.5% at the inception of the agreement) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at May 2, 1999, and expects to be in compliance with such covenants for the foreseeable future.


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

         Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $12,085,000 of product as of May 2, 1999. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of May 2, 1999 and the results of operations for the three and six months ended May 2, 1999 and April 26, 1998. The first six months of the 1999 period included 27 weeks, whereas the first six months of the 1998 period included 26 weeks. Both of the three-month periods included 13 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                    Three Months Ended          Six Months Ended
                                                   ---------------------      ----------------------
                                                   May 2,      April 26,       May 2,      April 26,
                                                   1999          1998           1999          1998
Net sales                                         100.0%        100.0%         100.0%        100.0%
Cost of products sold                              79.7%         75.6%          80.5%         76.7%
                                                  -----         -----          -----         -----
Gross profit                                       20.3%         24.4%          19.5%         23.3%
Expenses:
     Selling, general and administrative           10.3%         13.1%          11.1%         13.8%
     Corporate                                      4.0%          3.9%           4.0%          4.0%
                                                  -----         -----          -----         -----
Income from operations                              6.0%          7.4%           4.4%          5.5%
Interest expense                                    2.7%          3.0%           3.0%          3.2%
Gain on sale of business                            0.0%          6.6%           0.0%          3.7%
Other income                                        0.2%          0.1%           0.2%          0.1%
                                                  -----         -----          -----         -----
Income before income taxes                          3.5%         11.1%           1.6%          6.1%
Income tax expense                                  0.7%          6.5%           0.2%          3.5%
                                                  -----         -----          -----         -----
Net income                                          2.8%          4.6%           1.4%          2.6%
Dividends and accretion on preferred stock          0.6%          0.6%           0.6%          0.7%
                                                  -----         -----          -----         -----
Net income available for common stockholders        2.2%          4.0%           0.8%          1.9%
                                                  -----         -----          -----         -----

On March 5, 1999, the Company completed the sale of the business and substantially all of the assets of Parker to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. In connection with the sale, the Company received cash of $3.7 million, a non-interest bearing note of $3.3 million, and the assumption of liabilities of $476,000. In addition, the local development authority in Iowa acquired certain Parker fixed assets for $750,000, and will lease those assets to Top Air. Based upon the proposed terms of the sale, the Company recorded, in the fourth quarter of fiscal 1998, a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. No additional pre-tax gain or loss was recorded upon completion of the sale. However, the sale did result in a tax benefit of approximately $440,000, recorded in the second fiscal quarter of 1999.

In March 1999, the Company began production of heat transfer coils at a new 15,000 square foot facility located in Birmingham, England. The facility is intended to be a joint venture with the Company's largest customer, Bergstrom, Inc. The proposed joint venture, an agreement for which is currently under negotiation, is anticipated to be owned 90% by the Company and will supply heat transfer coils primarily to Bergstrom's facility in Birmingham. The facility has generated a loss at the business unit income level (defined as income from operations before the allocation of corporate expenses) of $100,000 since its inception. The Company expects to incur losses from this facility through at least the remainder of the year.

Three months ended May 2, 1999 compared to three months ended April 26, 1998

Net sales. For the second quarter of 1999, net sales increased 9.3%, to $45.7 million, as compared to net sales of $41.9 million in the second quarter of 1998. These results include the effects of disposing of Great Bend, sold in April 1998, DewEze, sold in July 1998, and Parker, sold in March 1999, and the acquisition, on April 26, 1998, of Astro Air. Sales attributable to Great Bend and DewEze were $3.6 million and $1.7 million, respectively, in 1998. Sales attributable to Parker were $402,000 in 1999 as compared to $4.0 million in 1998. Sales attributable to Astro Air included in 1999 results were $7.6 million. Exclusive of the effects of the dispositions of Great Bend, DewEze and Parker (collectively, "the Agricultural Equipment Companies") and the acquisition of Astro Air, net sales increased 15.9% over the prior year quarter.

In the Company's Engineered Component Products segment, net sales increased $11.1 million, to $34.3 million in 1999 from $23.2 million in 1998. This increase reflects $7.6 million in sales from Astro Air. These results also reflect a $3.2 million, or 19.8%, increase in sales at the Motor Companies as a result of increased sales to existing customers and the addition of new customers.

Net sales in the Specialized Equipment segment were $11.4 million in 1999, as compared to $18.7 million in 1998, reflecting the sale of the Agricultural Equipment Companies. Sales at Sooner Trailer, the only remaining business unit in this segment, increased 18.0%, or $1.7 million, to $11.0 million.

Gross profit. For the second quarter of 1999, gross profit was $9.3 million, or 20.3% of net sales, as compared to $10.2 million, or 24.4% of net sales in the prior year quarter. The decrease in gross profit reflects principally the disposition of the Agricultural Equipment Companies.

Gross profit in the Engineered Component Products segment increased 19.5%, to $7.4 million, or 21.5% of net sales, as compared to $6.2 million, or 26.5% of net sales in the prior year quarter. The increase in gross profit was principally a result of the inclusion of Astro Air and increased sales at the Motor Companies. The decrease in gross margin percentage was primarily a result of the inclusion of Astro Air, which has lower gross profit margins than other companies in this segment, and a decreased margin percentage at the Motor Companies as a result of changes in product mix.

In the Specialized Equipment segment, gross profit was $1.9 million, or 16.9% of net sales, as compared to $4.1 million, or 21.8% of net sales, in the prior year quarter. This decrease reflects the sale of the Agricultural Equipment Companies. Gross profit at Sooner Trailer increased to $1.9 million, or 17.6% of net sales, in 1999, from $1.7 million, or 18.3% of net sales, in 1998, as a result of increased sales.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 10.3%, or $4.7 million, in the second quarter of 1999, as compared to 13.1%, or $5.5 million, in the prior year quarter.

Selling, general and administrative expenses in the Engineered Component Products segment were $3.2 million in 1999, as compared to $2.7 million in 1998. This increase reflects the inclusion of Astro Air and increased costs at the Motor Companies, primarily as a result of the inclusion of Rhodes, acquired in July 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 9.2%, from 11.6%, in 1998. This decrease was primarily a result of the inclusion of Astro Air, which has lower selling, general and administrative expenses as a percentage of net sales than other companies in this segment.

Selling, general and administrative expenses in the Specialized Equipment segment decreased $1.2 million, to $1.6 million in 1999 as a result of the dispositions of the Agricultural Equipment Companies. Selling, general and administrative expenses for 1999 included $201,000 in severance and other costs incurred in connection with the sale of Parker. As a percentage of net sales, selling general and administrative expenses in this segment decreased to 13.7% in 1999, as compared to 15.1% in the prior year quarter, primarily as a result of the dispositions of the Agricultural Equipment Companies, which had higher selling, general and administrative expenses as a percentage of sales than Sooner Trailer.

Corporate expenses. Corporate expenses were $1.8 million, or 4.0% of net sales, in the second quarter of 1999, as compared to $1.6 million, or 3.9% of net sales, in 1998. This increase reflects $200,000 recorded in connection with the Company's environmental investigation of the site on which its Cramer facility was previously located and the conduct thereon of any remedial measures that may be required.

Income from operations. For the second quarter of 1999, income from operations was $2.7 million, or 6.0% of net sales, as compared to $3.1 million, or 7.4% of net sales, in 1998.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased to $4.2 million in the second quarter of 1999, as compared to $3.5 million in the prior year quarter. This increase was primarily a result of the inclusion of Astro Air and increased business unit income at the Motor Companies, primarily as a result of increased sales. As a percentage of net sales, business unit income for this segment was 12.2%, as compared to 15.0% in the prior year quarter. This decrease was primarily a result of the inclusion of Astro Air, which has lower operating margins than other businesses in this segment, and the inclusion of M.H. Rhodes, which had low gross margins, and lower margins at the other Motor Companies as a result of changes in product mix.

Business unit income for the Specialized Equipment segment was $371,000 in 1999, as compared to $1.3 million in the prior year second quarter. This decrease reflects the dispositions of the Agricultural Equipment Companies. Business unit income at Sooner increased to $710,000, or 6.4% of net sales, in 1999 from $543,000, or 5.8% of net sales, in 1998, primarily as a result of increased sales.

Interest expense. For the second quarter of 1999, interest expense was $1.2 million, as compared to $1.3 million in 1998. This decrease was primarily the result of decreased average interest rates, partially offset by increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 18.1% for the current year quarter, as compared to an effective rate of 58.2%, in the prior year quarter. The effective tax rate for the current year quarter was favorably impacted by a deferred tax benefit realized upon the sale of Parker. The prior year effective tax rate was adversely affected by non-deductible goodwill associated with Great Bend. The Company expects its effective tax rate to increase for the remainder of the year.

Net income available for common stockholders. Net income available for common stockholders was $1.0 million, or $.18 per share, in the second quarter of 1999, as compared to $1.7 million, or $.29 per share, in the prior year quarter. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $187,000 for both 1999 and 1998 and by deducting the non-cash accretion in book value of preferred stock of $86,000 and $80,000 for 1999 and 1998, respectively. The current quarter results include severance and other costs and an income tax benefit related to the disposition of Parker, providing an aggregate increase to net income available for common stockholders of $333,000, or $0.06 per share. The prior year quarter results include the gain on the sale of Great Bend of $2.8 million ($924,000 net of taxes, or $0.16 per share).

Six months ended May 2, 1999 compared to six months ended April 26, 1998

Net sales. For the six months ended May 2, 1999, net sales increased 11.4%, to $84.6 million, as compared to net sales of $75.9 million in the first six months of 1998. These results include the effects of disposing of Great Bend, DewEze and Parker, and the acquisition of Astro Air. Sales attributable to Great Bend and DewEze were $7.3 million and $4.3 million, respectively, in 1998. Sales attributable to Parker were $1.0 million in 1999, as compared to $6.1 million in 1998. Sales attributable to Astro Air included in 1999 results were $14.4 million. Exclusive of the effects of the acquisition of Astro Air and the dispositions of the Agricultural Equipment Companies, net sales increased 18.8% over the prior year quarter.

In the Company's Engineered Component Products segment, net sales increased $23.3 million, to $65.1 million in 1999 from $41.9 million in 1998. This increase reflects $14.4 million in sales from Astro Air. These results also reflect a $7.3 million, or 24.7%, increase in sales at the Motor Companies as a result of increased sales to existing customers and the addition of new customers, and a $1.5 million, or 18.4% increase in sales in heat transfer coils at Snowmax, primarily attributable to increased volume with a significant customer in the first quarter.

Net sales in the Specialized Equipment segment were $19.4 million in 1999, as compared to $34.1 million in 1998. This decrease reflects the sale of the Agricultural Equipment Companies. Sales at Sooner Trailer, the only remaining business unit in this segment, increased 12.9%, or $2.1 million, to $18.4 million.

Gross profit. For the first six months of 1999, gross profit was $16.5 million, or 19.5% of net sales, as compared to $17.7 million, or 23.3% of net sales in the prior year period. The decrease in gross profit reflects principally the disposition of the Agricultural Equipment Companies.

Gross profit in the Engineered Component Products segment increased 24.6%, to $13.2 million, or 20.2% of net sales, as compared to $10.6 million, or 25.3% of net sales in 1998. The increase in gross profit was principally a result of the inclusion of Astro Air and increased sales at the Motor Companies. The decrease in gross margin percentage was primarily a result of the inclusion of Astro Air, which has lower gross profit margins than other companies in this segment, and a decreased margin percentage at the Motor Companies as a result of changes in product mix.

In the Specialized Equipment segment, gross profit was $3.3 million, or 17.1% of net sales, as compared to $7.1 million, or 21.0% of net sales, in the prior year period. This decrease reflects the sale of the Agricultural Equipment Companies. Gross profit at Sooner Trailer increased to $3.3 million, or 17.9% of net sales in 1999, from $2.4 million, or 15.0% of net sales in 1998, primarily as a result of the discontinuation of certain low-margin livestock trailers and the institution of price increases on certain other models in the second quarter of 1998.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 11.1%, or $9.4 million in 1999, as compared to 13.8%, or $10.5 million in the prior year period.

Selling, general and administrative expenses in the Engineered Component Products segment were $6.3 million in 1999, as compared to $5.1 million in 1998. This increase reflects the inclusion of Astro Air and increased costs at the Motor Companies, primarily as a result of the inclusion of Rhodes, acquired in July 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 9.7%, from 12.1%, in 1998. This decrease was primarily a result of the inclusion of Astro Air, which has lower selling, general and administrative expenses as a percentage of net sales than other companies in this segment.

Selling, general and administrative expenses in the Specialized Equipment segment were $3.1 million, or 15.9% of net sales, in 1999, as compared to $5.4 million, or 15.9% of net sales in the prior year period. This decrease reflects the dispositions of the Agricultural Equipment Companies.

Corporate expenses. In the first six months of 1999, corporate expenses were $3.5 million, or 4.0% of net sales, as compared to $3.0 million, or 4.0% of net sales in 1998. This increase includes $200,000 recorded in connection with the Company's environmental investigation of the site on which its Cramer facility was previously located and the conduct thereon of any remedial measures that may be required.

Income from operations. For the first six months of 1999, income from operations was $3.7 million, or 4.4% of net sales, as compared to $4.2 million, or 5.5% of net sales, in 1998.

Business unit income, defined as income from operations before allocation of corporate expenses, for the Engineered Component Products segment increased to $6.9 million in 1999, as compared to $5.5 million in the prior year period. This increase was primarily a result of Astro Air, which contributed $1.1 million of business unit income in 1999. Business unit income of the Motor Companies increased $283,000 but was adversely effected by the inclusion of Rhodes, which has had low gross margins since its acquisition, and high selling, general and administrative expenses, in comparison to other companies in this segment. As a percentage of net sales, business unit income for this segment was 10.5%, as compared to 13.1% in the prior year period. The decrease in business unit income as a percentage of net sales was primarily a result of the inclusion of Rhodes, for the reasons described above, and the inclusion of Astro Air, which has lower gross margins than other companies in this segment. The results of operations of Rhodes continue to be adversely affected by inefficiencies as a result of the continuing process of integrating its systems and operations with the Company's former Cramer subsidiary.

The Specialized Equipment segment had business unit income of $244,000 in 1999, as compared to $1.7 million in 1998. This decrease reflects the dispositions of Great Bend and DewEze and poor operating results at Parker, as a result of the weak agricultural market and the effects of its sale. Business unit income at Sooner increased to $851,000, or 4.6% of net sales, in 1999, from $177,000, or 1.1% of net sales, in 1998, as a result of increased sales and improved gross margins.

Interest expense. For the first six months of 1999, interest expense was $2.5 million, as compared to $2.4 million in 1998. This increase was primarily the result of increased borrowings under the Company's revolving credit agreement partially offset by decreased average interest rates.

Income tax expense. The Company's effective income tax rate was 13.2% for 1999, as compared to an effective rate of 58.1% in the prior year period. The effective tax rate for the current period was favorably impacted by a deferred tax benefit realized upon the sale of Parker. The prior year effective tax rate was adversely affected by non-deductible goodwill associated with Great Bend. The Company expects its effective tax rate to increase for the remainder of the year.

Net income available for common stockholders. Net income available for common stockholders was $623,000, or $.11 per share, in the first six months of 1999, as compared to $1.4 million, or $.24 per share, in the prior year period. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $375,000 for both 1999 and 1998 and by deducting the non-cash accretion in book value of preferred stock of $169,000 and $157,000 for 1999 and 1998, respectively. The current period results include severance and other costs and an income tax benefit related to the disposition of Parker, providing an aggregate increase to net income available for common stockholders of $333,000, or $0.06 per share. The prior year period results include the gain on the sale of Great Bend of $2.8 million ($924,000 net of taxes, or $0.16 per share).

Liquidity and Capital Resources

Cash and cash equivalents were $321,000 at May 2, 1999, exclusive of $574,000 of cash that was restricted under an industrial revenue financing. Working capital increased to $22.2 million at May 2, 1999 from $19.7 million at October 25, 1998. This increase was primarily a result of a reduction in the current portion of long-term debt partially offset by reduced levels of inventories. Net cash provided by operating activities was $4.0 million, as compared to net cash used in operating activities of $3.9 million in the prior year period. The increase in cash from operations was principally the result of increased cash collections on accounts receivable in comparison to the prior year and decreased levels of inventories.

Investing activities included proceeds from the sale of Parker on March 5, 1999 of $4.4 million. Investing activities also included $3.3 million for capital expenditures for equipment, invested primarily in the Engineered Component Products segment and $426,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $3.0 million during the remainder of fiscal 1999, primarily for added capacity and production efficiencies in the Engineered Component Products segment. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Net cash used in financing activities included net repayments of $3.6 million under the Company's $55.0 million revolving credit agreement, debt repayments of $1.9 million, including the repayment of $1.0 million of related party debt, and the payment of dividends of $711,000.

On January 22, 1999, the Company entered into a new $55.0 million revolving credit agreement with the Company's two primary banks, expiring in December 2002. At May 2, 1999, $44.7 million was outstanding and $10.3 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.5% at May 2, 1999. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at May 2, 1999, and anticipates that it will remain in compliance with these covenants for the foreseeable future.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $15.0 million. The agreements require the Company to make quarterly fixed payments on the notional amount at rates of 7.0675% and 7.09% through July 2002 in exchange for receiving payments at the three-month London Interbank Offered Rate. In March 1999, the Company entered into an interest rate swap agreement with one of its banks with an initial notional amount of $5.75 million. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates.

In June 1999, the Company changed its quarterly dividend rate to $0.06 per share, from the $0.09 per share amount previously paid. The Company expects to pay its quarterly dividend at the new rate for the foreseeable future.

Also in June 1999, the Company announced that its board of directors had authorized the purchase of up to $1.0 million of the Company's stock in open market purchases or through private transactions. Such authorization is effective through June 2000, subject to review by the board of directors at its regular meetings. Management anticipates funding such stock purchases with cash from operations and proceeds from the Company's revolving credit facility.

The Company believes anticipated funds to be generated from future operations and available credit facilities will be sufficient to meet anticipated operating and capital needs.

"Year 2000" Costs

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). The Company is currently evaluating any possible exposures related to other date-sensitive equipment and anticipates being fully Year 2000 compliant by the end of July 1999. The cost to the Company of bringing such equipment into Year 2000 compliance is expected to be approximately $200,000. Historical costs related to Year 2000 issues have not been material. In addition, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Management believes that the Company has taken measures to minimize the exposure to a Year 2000 disruption. The Company has not yet completed its contingency plan but anticipates finalizing, by July 1999, a plan that would focus on various types of possible business interruptions that could occur.

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

      o The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing sector of the economy. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plants, leading to reduced gross margins.

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

      o The Company's facility in the United Kingdom subjects the Company to various risks which may include currency risk, risk associated with compliance with foreign regulations, and political and economic risks.

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

The quantitative and qualitative disclosures about market risk as of May 2, 1999 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 25, 1998. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this
Item 3.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on March 24, 1999, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 31, 1999. In the election of directors, 6,371,760 shares were voted in favor of the election of George B. Lemmon, Jr., and 14,545 were withheld, 6,372,622 shares were voted in favor of the election of John R. Reese and 13,683 were withheld, 6,372,222 shares were voted in favor of the election of Eugene P. Lynch and 14,083 were withheld, 6,371,972 shares were voted in favor of the election of Ellen D. Harvey and 14,333 were withheld, 6,372,622 shares were voted in favor of the election of Harry E. Hill and 13,683 were withheld, 6,372,222 shares were voted in favor of the election of James A. Ounsworth and 14,083 were withheld. There was 1,071,428 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 31, 1999, 6,382,845 shares were voted in favor, 2,860 shares were voted against, and 600 shares abstained.

Item 5.   Other Information

On June 3, 1999, the Company announced that John M. Morrash will be assuming the role of executive vice president finance and chief financial officer, effective June 21, 1999. He replaces John H. Wert, Jr., who is resigning from the Company to pursue other opportunities. Mr. Morrash was previously vice president - finance at SPS Technologies, Inc. (NYSE: ST) in Jenkintown, PA.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description
----------        -----------

 10.1 Asset Purchase Agreement by and among Top Air Manufacturing, Inc. and Parker Acquisition Sub, Inc.; as buyers, and Owosso Corporation and DWZM, Inc., as sellers, dated March 2, 1995.

 11               Computation of Per Share Earnings

 27               Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 25, 1998.

(b)    Form 8-K

        No reports on Form 8-K were filed during the quarter ended May 2, 1999.

----------------------------
*  Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        OWOSSO CORPORATION



         Date: June 11, 1999            By: /s/ George B. Lemmon, Jr.
                                            -------------------------
                                               George B. Lemmon, Jr.
                                               President, Chief Executive
                                               Officer, and Director



                                        By: /s/ John H. Wert, Jr.
                                            --------------------------
                                               John H. Wert, Jr.
                                               Senior Vice President - Finance,
                                               Chief Financial Officer, and
                                               Treasurer and Secretary