Form 10-Q
period 1999-08-01
OWOSSO CORP
filed 1999-09-15
CIK 921046

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: August 1, 1999
                                                 Commission file number: 0-25066



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 10, 1999, 5,830,187 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


===============================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                            Page
PART I - FINANCIAL INFORMATION:


   Item 1.    Financial Statements

              Condensed Consolidated Statements of Operations                 3
              for the three and nine months ended August 1, 1999 and July 26, 1998 (unaudited)

              Condensed Consolidated Balance Sheets at                        4
              August 1, 1999 (unaudited) and October 25, 1998

              Condensed Consolidated Statements of Cash Flows                 5
              for the nine months ended August 1, 1999 and July 26, 1998 (unaudited)

              Notes to Condensed Consolidated Financial Statements            6
              (unaudited)

   Item 2.    Management's Discussion and Analysis of                        11
              Financial Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risks    19


PART II - OTHER INFORMATION:

   Item 6.    Exhibits and Reports on Form 8-K                               20

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                           Three Months Ended                        Nine Months Ended
                                                   --------------------------------          ----------------------------------
                                                     August 1,             July 26,            August 1,              July 26,
                                                       1999                 1998                 1999                   1998
Net sales                                          $43,910,000          $42,998,000          $128,487,000          $118,920,000
Cost of products sold                               35,114,000           34,503,000           103,167,000            92,705,000
                                                   -----------          -----------          ------------          ------------
Gross profit                                         8,796,000            8,495,000            25,320,000            26,215,000
Expenses:
     Selling, general and administrative             4,104,000            5,282,000            13,520,000            15,787,000
     Corporate                                       1,542,000            1,396,000             4,924,000             4,420,000
     Restructuring charge                                 --                909,000                  --                 909,000
                                                   -----------          -----------          ------------          ------------
Income from operations                               3,150,000              908,000             6,876,000             5,099,000
Interest expense                                     1,272,000            1,272,000             3,787,000             3,668,000
Gain on sale of business                                  --                   --                    --               2,775,000
Other income                                           269,000                2,000               402,000                73,000
                                                   -----------          -----------          ------------          ------------
Income (loss) before income taxes                    2,147,000             (362,000)            3,491,000             4,279,000
Income tax expense (benefit)                         1,093,000              (24,000)            1,270,000             2,674,000
                                                   -----------          -----------          ------------          ------------
Net income (loss)                                    1,054,000             (338,000)            2,221,000             1,605,000
Dividends and accretion on preferred stock            (275,000)            (268,000)             (819,000)             (800,000)
                                                   -----------          -----------          ------------          ------------
Net income (loss) available
     for common stockholders                       $   779,000          $  (606,000)         $  1,402,000          $    805,000
                                                   ===========          ===========          ============          ============
Earnings (loss) per common share:
          Basic                                    $      0.13          $     (0.10)         $       0.24          $       0.14
                                                   ===========          ===========          ============          ============
          Diluted                                  $      0.13          $     (0.10)         $       0.24          $       0.14
                                                   ===========          ===========          ============          ============
Weighted average number of
     common shares outstanding
          Basic                                      5,830,000            5,815,000             5,824,000             5,812,000
                                                   ===========          ===========          ============          ============
          Diluted                                    5,868,000            5,815,000             5,853,000             5,832,000
                                                   ===========          ===========          ============          ============

        See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                              August 1,                October 25,
                                                                1999                      1998
                                                            (Unaudited)                (See Note)
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                           $    507,000               $    191,000
       Receivables, net                                      19,022,000                 17,919,000
       Inventories, net                                      20,269,000                 21,262,000
       Prepaid expenses and other                             1,536,000                  1,283,000
       Deferred taxes                                         1,086,000                    733,000
                                                           ------------               ------------
            Total current assets                             42,420,000                 41,388,000

PROPERTY, PLANT AND EQUIPMENT, NET                           36,553,000                 35,915,000

GOODWILL, NET                                                27,257,000                 28,155,000

OTHER INTANGIBLE ASSETS, NET                                  8,089,000                  8,690,000

NET ASSETS HELD FOR SALE                                           --                    7,619,000

RESTRICTED CASH                                                 429,000                  1,906,000

OTHER ASSETS                                                  4,500,000                  1,533,000
                                                           ------------               ------------
TOTAL ASSETS                                               $119,248,000               $125,206,000
                                                           ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                            $ 10,723,000               $  9,762,000
       Accrued expenses                                       5,802,000                  7,197,000
       Current portion of related party debt                  1,815,000                  2,843,000
       Current portion of long-term debt                      1,610,000                  1,935,000
                                                           ------------               ------------
            Total current liabilities                        19,950,000                 21,737,000

LONG-TERM DEBT, LESS CURRENT PORTION                         58,461,000                 63,746,000

POSTRETIRMENT BENEFITS                                        2,859,000                  2,713,000

DEFERRED TAXES                                                3,064,000                  2,367,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                         34,914,000                 34,643,000
                                                           ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $119,248,000               $125,206,000
                                                           ============               ============

Note: the balance sheet at October 25, 1998 has been condensed from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                ----------------------------------------
                                                                                  August 1,                    July 26,
                                                                                    1999                        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                               $  2,221,000                $  1,605,000
       Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Depreciation                                                           4,039,000                   3,432,000
            Amortization                                                           1,710,000                   1,773,000
            Gain on sale of business                                                    --                    (2,775,000)
            Other                                                                      6,000                     456,000
            Changes in operating assets and liabilities                             (374,000)                 (5,573,000)
                                                                                ------------                ------------
       Net cash provided by (used in) operating activities                         7,602,000                  (1,082,000)
                                                                                ------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of business                                              4,442,000                  14,075,000
       Acquisition of business, net of cash acquired                                    --                   (10,667,000)
       Purchases of property, plant and equipment                                 (4,846,000)                 (7,070,000)
       Contingent consideration on acquisition                                      (660,000)                       --
       Other                                                                       1,839,000                     747,000
                                                                                ------------                ------------
       Net cash provided by (used in) investing activities                           775,000                  (2,915,000)
                                                                                ------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) under revolving credit agreement                 (4,350,000)                 11,850,000
       Proceeds from long-term debt                                                     --                       300,000
       Payments on long-term debt                                                 (1,260,000)                 (5,804,000)
       Payments on related party debt                                             (1,028,000)                   (907,000)
       Dividends paid                                                             (1,423,000)                 (2,132,000)
                                                                                ------------                ------------
       Net cash (used in) provided by financing activities                        (8,061,000)                  3,307,000
                                                                                ------------                ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 316,000                    (690,000)
CASH AND CASH EQUIVALENTS, BEGINNING                                                 191,000                     840,000
                                                                                ------------                ------------
CASH AND CASH EQUIVALENTS, ENDING                                               $    507,000                $    150,000
                                                                                ============                ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                            $  4,085,000                $  3,422,000
                                                                                ============                ============
       Taxes paid                                                               $  1,468,000                $  3,211,000
                                                                                ============                ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Dividends payable                                                        $    537,000                $       --
                                                                                ============                ============

            See notes to condensed consolidated financial statements

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and subsidiaries (the "Company"). The Company's operating subsidiaries include:

         o  The "Motor Companies":
            o  Motor Products - Owosso Corporation ("Motor Products")
            o  Motor Products - Ohio Corporation ("MP-Ohio")
            o  Stature Electric, Inc. ("Stature")
            o  Owosso Motor Group, Inc. ("Motor Group")
            o  M.H. Rhodes, Inc. ("Rhodes") - acquired June 30, 1998
         o  Snowmax, Inc. ("Snowmax")
         o  Astro Air Coils, Inc. ("Astro Air") - acquired April 26, 1998
         o  The Landover Company ("Dura-Bond")
         o  Sooner Trailer Manufacturing Co. ("Sooner")
         o  Astro Air U.K., Ltd. ("Astro Air UK") - formed February 12, 1999

         The Company is a diversified manufacturer of products in narrowly defined niche markets and currently operates in two business segments, Engineered Component Products (the Motor Companies, Snowmax, Dura-Bond, Astro Air, and Astro Air UK), and Specialized Equipment (Sooner). In 1998 and prior to the end of the third fiscal quarter of 1999, the Specialized Equipment segment also included Great Bend Manufacturing Company, Inc. ("Great Bend") which was sold in April 1998, DewEze Manufacturing, Inc. ("DewEze") which was sold in July 1998, and Parker Industries ("Parker") which was sold in March 1999. In the Engineered Component Products segment, the Company's products, primarily motors, heat transfer "fin and tube" coils and replacement cam shaft bearings, are sold primarily to original equipment manufacturers or service providers who use them in their end products or services. The products sold in the Specialized Equipment segment, primarily all-aluminum horse trailers, are almost exclusively final products sold through dealers to their users. Nearly all of the Company's customers are located in North America.

         Financial Statements - The condensed consolidated balance sheet as of August 1, 1999, the condensed consolidated statements of operations for the three and nine-month periods ended August 1, 1999 and July 26, 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended August 1, 1999 and July 26, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of August 1, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 25, 1998 Annual Report on Form 10-K.

         Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 will consist of 53 weeks. The first nine months of 1999, ended August 1, 1999, included 40 weeks, whereas the first nine months of 1998 included 39 weeks. Both the third quarter of 1999 and 1998 included 13 weeks.

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

         Comprehensive Income - Effective for the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. For the three months ended August 1, 1999, total comprehensive income was $725,000 and consisted of net earnings of $779,000, offset by a $54,000 loss on foreign currency translation. For the nine months ended August 1, 1999, total comprehensive income was $1,348,000 and consisted of net earnings of $1,402,000, offset by a $54,000 loss on foreign currency translation. The Company's comprehensive income for 1998 consisted solely of net earnings.

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

2.       ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         Acquisition of Astro Air - In connection with the acquisition of Astro Air in April 1998, the Company entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI receives 3.4% of net revenues generated by certain specified customers. For the nine months ended August 1, 1999, the Company recorded $660,000 of contingent consideration under the agreement with DPI as goodwill based upon related 1999 revenues.

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

         The carrying value of the net assets of Parker, which was a component of the Company's Specialized Equipment segment, are included in the consolidated balance sheet at October 25, 1998 as "Net assets held for sale." Sales attributable to Parker were $1,004,000 and $9,264,000 for the first nine months of 1999 and 1998, respectively. Loss from operations, before the allocation of corporate expenses, from Parker was $607,000 for the first nine months of 1999, as compared to income from operations of $732,000 for the first nine months of 1998.


3.       INVENTORIES

                                                        August 1,          October 25,
                                                          1999                1998
         Raw materials and purchased parts            $ 10,295,000        $ 10,039,000
         Work in process                                 3,650,000           4,161,000
         Finished goods                                  6,324,000           7,062,000
                                                      ------------        ------------
         Total                                        $ 20,269,000        $ 21,262,000
                                                      ------------        ------------

4.       ACCRUED RESTRUCTURING CHARGE

         In connection with the merger, in June 1998, of the Company's former subsidiary, Cramer Company ("Cramer"), into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000, essentially all of which had been paid through August 1, 1999.


5.       LONG-TERM DEBT

         On January 22, 1999, the Company entered into a new $55,000,000 revolving credit facility with the Company's two primary banks, expiring in December 2002. At August 1, 1999, $43,850,000 was outstanding and $11,150,000 was available for additional borrowing under the facility. The facility is secured by the non-real estate assets of the Company. Interest is payable, at the Company's option, at either the bank's prime rate or a variable spread (2.5% at August 1, 1999) over the London Interbank Offered Rate. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at August 1, 1999, and expects to be in compliance with such covenants for the foreseeable future.


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

         Rhodes has been named as a potentially responsible party with respect to a hazardous disposal site currently under remediation by the EPA under its "Superfund" program. Based on the minimal amount of waste alleged to have been contributed to the site by Rhodes, the Company expects to resolve the matter through the payment of a de minimis amount. Rhodes is also involved in environmental remediation at its manufacturing site, which is not subject to any "Superfund" law proceeding. Based upon the amounts recorded as liabilities, the Company does not believe that the resolution of this matter will have a material adverse effect on the consolidated financial results of the Company.

         Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $10,059,000 of product as of August 1, 1999. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of August 1, 1999 and the results of operations for the three and nine months ended August 1, 1999 and July 26, 1998. The first nine months of the 1999 period included 40 weeks, whereas the first nine months of the 1998 period included 39 weeks. Both of the three-month periods included 13 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended October 25, 1998, to which the reader is directed for additional information.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                         Three Months Ended           Nine Months Ended
                                                       ----------------------       ----------------------
                                                       August 1,     July 26,       August 1,     July 26,
                                                         1999          1998           1999          1998
Net sales                                               100.0%        100.0%         100.0%        100.0%
Cost of products sold                                    80.0%         80.2%          80.3%         78.0%
                                                       -------        ------        -------        ------
Gross profit                                             20.0%         19.8%          19.7%         22.0%
Expenses:
     Selling, general and administrative                  9.3%         12.3%          10.5%         13.3%
     Corporate                                            3.5%          3.2%           3.8%          3.7%
     Restructuring charge                                 0.0%          2.1%           0.0%          0.8%
                                                       -------        ------        -------        ------
Income from operations                                    7.2%          2.2%           5.4%          4.2%
Interest expense                                          2.9%          3.0%           2.9%          3.1%
Gain on sale of business                                  0.0%          0.0%           0.0%          2.4%
Other income                                              0.6%          0.0%           0.2%          0.1%
                                                       -------        ------        -------        ------
Income before income taxes                                4.9%         -0.8%           2.7%          3.6%
Income tax expense                                        2.5%          0.0%           1.0%          2.2%
                                                       -------        ------        -------        ------
Net income                                                2.4%         -0.8%           1.7%          1.4%
Dividends and accretion on preferred stock                0.6%          0.6%           0.6%          0.7%
                                                       -------        ------        -------        ------
Net income available for common stockholders              1.8%         -1.4%           1.1%          0.7%
                                                       =======        ======        =======        ======

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

In March 1999, the Company began production of heat transfer coils at a new 15,000 square foot facility located in Birmingham, England. The business, Astro Air UK, Ltd. ("Astro Air UK"), is a joint venture with the Company's largest customer, Bergstrom, Inc. The joint venture, which is owned 90% by the Company, supplies heat transfer coils primarily to Bergstrom's facility in Birmingham. The facility has generated a loss at the business unit income level (defined as income from operations before the allocation of corporate expenses) of $280,000 since its inception. The Company expects to incur losses from this facility through at least the remainder of the fiscal year.

Three months ended August 1, 1999 compared to three months ended July 26, 1998

Net sales. For the third quarter of 1999, net sales increased 2.1%, to $43.9 million, as compared to net sales of $43.0 million in the third quarter of 1998. These results include the effects of disposing of DewEze, sold in July 1998, and Parker, sold in March 1999. Sales attributable to DewEze and Parker were $1.5 million and $3.1 million, respectively, in 1998. Exclusive of the effects of the dispositions of DewEze and Parker, net sales increased 14.4% over the prior year quarter.

In the Company's Engineered Component Products segment, net sales increased $4.0 million, to $33.1 million in 1999 from $29.1 million in 1998. This increase reflects a $3.4 million, or 22.4%, increase in sales at the Motor Companies as a result of increased sales to existing customers and the addition of new customers. Net sales at the Coil Companies (Astro Air, Astro Air UK, and Snowmax), were mixed. Sales at Astro Air and Astro Air UK increased 17.3%. Sales at Snowmax, however, decreased 9.8% as a result of decreased sales to its primary beverage industry customer.

Sales at Sooner Trailer, the only remaining business unit in the Specialized Equipment segment, increased 17.1%, or $1.6 million, to $10.8 million, as a result of increased volume.

Gross profit. For the third quarter of 1999, gross profit increased to $8.8 million, or 20.0% of net sales, as compared to $8.5 million, or 19.7% of net sales in the prior year quarter.

Gross profit in the Engineered Component Products segment increased 19.6%, to $6.8 million, or 20.7% of net sales, as compared to $5.7 million, or 19.8% of net sales in the prior year quarter. The increase in gross profit was principally a result of increased sales and changes in product mix at the Motor Companies. Gross profit of the Motor Companies in the prior year quarter was adversely effected by the write-off of approximately $327,000 of inventory in connection with the merger of the Company's former Cramer subsidiary into Rhodes in July 1998. Gross profit at the Coil Companies decreased $281,000, or 16.4%, compared to the prior year quarter, primarily as a result of decreased sales and operating inefficiencies at Snowmax and losses at the Company's start-up coil production facility, Astro Air UK.

Gross profit at Sooner Trailer, the only remaining business unit in the Specialized Equipment segment, increased to $2.0 million, or 18.0% of net sales, in 1999, from $1.8 million, or 19.8% of net sales, in 1998, primarily as a result of increased sales.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 9.3%, or $4.1 million, in the third quarter of 1999, as compared to 12.3%, or $5.3 million, in the prior year quarter.

Selling, general and administrative expenses in the Engineered Component Products segment were $2.9 million, or 8.8% of net sales, in 1999, as compared to $3.3 million, or 11.3% of net sales, in 1998. Selling, general and administrative expenses in the prior year quarter included $380,000 of expenses related to the merger of the Company's former Cramer subsidiary into Rhodes.

Selling, general and administrative expenses in the Specialized Equipment segment decreased $818,000, to $1.2 million in 1999, reflecting the dispositions of DewEze and Parker. As a percentage of net sales, selling general and administrative expenses in this segment decreased to 10.9% in 1999, as compared to 14.4% in the prior year quarter, primarily as a result of the dispositions of DewEze and Parker, which had higher selling, general and administrative expenses as a percentage of sales than Sooner Trailer.

Corporate expenses. Corporate expenses were $1.5 million, or 3.5% of net sales, in the third quarter of 1999, as compared to $1.4 million, or 3.2% of net sales, in 1998.

Income from operations. For the third quarter of 1999, income from operations was $3.2 million, or 7.2% of net sales, as compared to $908,000, or 2.2% of net sales, in 1998. Income from operations in the prior year quarter included a restructuring charge of $909,000 and other merger-related expenses of $707,000 incurred in connection with the merger of the Company's former Cramer subsidiary into Rhodes.

Among other measures, the Company evaluates the operating performance of its business segments and its individual subsidiaries based on business unit income, which is defined as income from operations before allocation of corporate expenses and before the restructuring charge incurred in 1998. The Company believes this measurement most closely reflects the subsidiaries' individual contributions. On this basis, business unit income for the Engineered Component Products segment increased to $3.9 million, or 11.9% of net sales, in the third quarter of 1999, as compared to $2.4 million, or 8.4% of net sales, in the prior year quarter. This increase was a result of increased business unit income at the Motor Companies, primarily as a result of increased sales. In addition, business unit income at the Motor Companies was adversely effected in the prior year quarter by the merger-related costs at the Company's former Cramer subsidiary. The increase in business unit income at the Motor Companies was partially offset by a $376,000 decrease at the Coil Companies, primarily as a result of operating inefficiencies at Snowmax and losses at Astro Air UK.

Business unit income at Sooner Trailer increased to $771,000, or 7.1% of net sales, in 1999, as compared to $635,000, or 6.9% of net sales, in the prior year quarter, primarily as a result of increased sales.

Interest expense. Interest expense was $1.3 million for both the third quarter of 1999 and 1998.

Income tax expense. The Company's effective income tax rate was 50.9% for the current year quarter and is expected to remain at that level for the remainder of the year. The effective tax rate has been adversely effected by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income available for common stockholders. Net income available for common stockholders was $779,000, or $.13 per share, in the third quarter of 1999, as compared to a net loss for common stockholders of $606,000, or $0.10 per share in the prior year quarter. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $187,000 for both 1999 and 1998, and by deducting the non-cash accretion in book value of preferred stock of $88,000 and $81,000 for 1999 and 1998, respectively. The prior year quarter results include a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Nine months ended August 1, 1999 compared to nine months ended July 26, 1998

Net sales. For the nine months ended August 1, 1999, net sales increased 8.0% to $128.5 million, as compared to net sales of $118.9 million in the first nine months of 1998. These results include the effects of disposing of Great Bend (sold in April 1998), DewEze and Parker (collectively the "Agricultural Equipment Companies"), and the acquisition in April 1998 of Astro Air. Sales attributable to Great Bend and DewEze were $7.3 million and $5.8 million, respectively, for the 1998 nine-month period. Sales attributable to Parker were $1.0 million in 1999, as compared to $9.3 million in 1998. Sales attributable to Astro Air included in 1999 results were $22.1 million as compared to $6.5 million in 1998. Exclusive of the effects of the acquisition of Astro Air and the disposition of the Agricultural Equipment Companies, net sales increased 17.1% over the prior year period.

In the Company's Engineered Component Products segment, net sales increased $27.2 million, to $98.2 million in 1999 from $71.0 million in 1998. This increase reflects a $15.6 million increase in sales attributable to Astro Air. These results also reflect a $10.7 million, or 23.9%, increase in sales at the Motor Companies, principally Stature, as a result of increased sales to existing customers and the addition of new customers.

Net sales in the Specialized Equipment segment were $30.3 million in 1999, as compared to $47.9 million in 1998. This decrease reflects the sale of the Agricultural Equipment Companies. Sales at Sooner Trailer, the only remaining business unit in this segment, increased 14.4%, or $3.7 million, to $29.3 million as a result of increased volume.

Gross profit. For the nine months ended August 1, 1999, gross profit was $25.3 million, or 19.7% of net sales, as compared to $26.2 million, or 22.0% of net sales in the prior year period. The decrease in gross profit reflects principally the disposition of the Agricultural Equipment Companies, partially offset by the inclusion of Astro Air.

Gross profit in the Engineered Component Products segment increased 22.9%, to $20.0 million, or 20.4% of net sales, as compared to $16.3 million, or 23.0% of net sales in 1998. The increase in gross profit was principally a result of the inclusion of Astro Air and increased profitability at the Motor Companies, principally Stature, resulting from increased sales. The increase in gross profit attributable to Astro Air and the Motor Companies was partially offset by decreased gross profit at Snowmax as a result of operating inefficiencies. The decrease in gross margin percentage was primarily a result of the inclusion of Astro Air, which has lower gross profit margins than other companies in this segment, and operating inefficiencies at Snowmax.

In the Specialized Equipment segment, gross profit was $5.3 million, or 17.5% of net sales, as compared to $9.9 million, or 20.7% of net sales, in the prior year period. This decrease reflects the sale of the Agricultural Equipment Companies. Gross profit at Sooner Trailer increased to $5.2 million, or 17.9% of net sales in 1999, from $4.3 million, or 16.7% of net sales in 1998, as a result of increased sales and changes in product mix.

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 10.5%, or $13.5 million in 1999, as compared to 13.3%, or $15.8 million in the prior year period.

Selling, general and administrative expenses in the Engineered Component Products segment were $9.2 million in 1999, as compared to $8.4 million in 1998. This increase reflects the inclusion of Astro Air. As a percentage of net sales, selling, general and administrative expenses decreased to 9.4%, from 11.8%, in 1998. This decrease was primarily a result of the inclusion of Astro Air, which has lower selling, general and administrative expenses as a percentage of net sales than other companies in this segment.

Selling, general and administrative expenses in the Specialized Equipment segment were $4.3 million, or 14.1% of net sales, in 1999, as compared to $7.4 million, or 15.5% of net sales in the prior year period. This decrease reflects the dispositions of the Agricultural Equipment Companies.

Corporate expenses. In the first nine months of 1999, corporate expenses were $4.9 million, or 3.8% of net sales, as compared to $4.4 million, or 3.7% of net sales in 1998. This increase includes $200,000 recorded in connection with the Company's environmental investigation of the site on which its Cramer facility was previously located and the conduct thereon of any remedial measures that may be required.

Income from operations. For the first nine months of 1999, income from operations was $6.9 million, or 5.4% of net sales, as compared to $5.1 million, or 4.2% of net sales, in 1998. Income from operations in the prior year included a restructuring charge of $909,000 and other merger-related expenses of $707,000, incurred in connection with the merger of the Company's former Cramer subsidiary into Rhodes.

Business unit income, defined as income from operations before allocation of corporate expenses and before the restructuring charge incurred in 1998, for the Engineered Component Products segment increased to $10.8 million, or 11.0% of sales, in 1999, as compared to $7.9 million, or 11.2% of net sales, in the prior year period. This increase was primarily a result of the inclusion of Astro Air and increased business unit income at the Motor Companies attributable to increased sales. The increase in business unit income attributable to Astro Air and the Motor Companies was partially offset by decreased business unit income of Snowmax as a result of operating inefficiencies. In addition, business unit income at the Motor Companies was adversely affected in the prior year by the merger-related costs of Cramer.

The Specialized Equipment segment had business unit income of $1.0 million in 1999, as compared to $2.5 million in 1998. This decrease reflects the dispositions of Great Bend and DewEze and poor operating results at Parker, as a result of the weak agricultural market and the effects of its sale in March 1999. Business unit income at Sooner Trailer increased to $1.6 million, or 5.5% of net sales, in 1999, from $812,000, or 3.2% of net sales, in 1998, as a result of increased sales and improved gross margins.

Interest expense. For the first nine months of 1999, interest expense was $3.8 million, as compared to $3.7 million in 1998. This increase was primarily the result of increased borrowings under the Company's revolving credit agreement partially offset by decreased average interest rates.

Income tax expense. The Company's effective income tax rate was 36.4% for 1999, as compared to an effective rate of 62.5% in the prior year period. The effective tax rate for the current period was favorably impacted by a deferred tax benefit realized upon the sale of Parker. The prior year effective tax rate was adversely affected by non-deductible goodwill associated with Great Bend. The Company expects its effective tax rate to increase for the remainder of the year.

Net income available for common stockholders. Net income available for common stockholders was $1.4 million, or $.24 per share, for the current nine-month period, as compared to $805,000, or $.14 per share, in the prior year period. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $562,000 for both 1999 and 1998, and by deducting the non-cash accretion in book value of preferred stock of $257,000 and $238,000 for 1999 and 1998, respectively. The current period results include severance and other costs and an income tax benefit related to the disposition of Parker, providing an aggregate increase to net income available for common stockholders of $333,000, or $0.06 per share. The prior year period results include the gain on the sale of Great Bend of $2.8 million ($924,000 net of taxes, or $0.16 per share) and a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Liquidity and Capital Resources

Cash and cash equivalents were $507,000 at August 1, 1999, exclusive of $429,000 of cash that was restricted under an industrial revenue financing. Working capital increased to $22.5 million at August 1, 1999 from $19.7 million at October 25, 1998. This increase was primarily a result of a reduction in the current portion of long-term debt partially offset by reduced levels of inventories. Net cash provided by operating activities was $7.6 million, as compared to net cash used in operating activities of $1.1 million in the prior year period. The increase in cash from operations was principally the result of increased operating results, as well as increased cash collections on accounts receivable in comparison to the prior year and decreased levels of inventories.

Investing activities included proceeds from the sale of Parker of $4.4 million. Investing activities also included $4.8 million for capital expenditures for equipment, invested primarily in the Engineered Component Products segment and $660,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $1.0 million during the remainder of fiscal 1999, primarily for added capacity and production efficiencies in the Engineered Component Products segment. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Net cash used in financing activities included net repayments of $4.4 million under the Company's $55.0 million revolving credit agreement, debt repayments of $2.3 million, including the repayment of $1.0 million of related party debt, and the payment of dividends of $1.4 million.

On January 22, 1999, the Company entered into a new $55.0 million revolving credit agreement with the Company's two primary banks, expiring in December 2002. At August 1, 1999, $43.9 million was outstanding and $11.1 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or at a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.5% at August 1, 1999. The agreement contains customary financial and other covenants, including fixed charges, cash flow and net worth ratios, restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at August 1, 1999, and anticipates that it will remain in compliance with these covenants for the foreseeable future.

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

"Year 2000" Costs

The Company's primary centralized manufacturing and accounting information system is currently Year 2000 compliant (meaning that it can properly process dates in the year 2000 and beyond). In addition, the Company has evaluated and continues to monitor any possible exposures related to other date-sensitive equipment and believes such equipment is Year 2000 compliant. Historical costs related to Year 2000 issues have not been material. In addition, the Company has communicated with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Management believes that the Company has taken measures to minimize the exposure to a Year 2000 disruption. The Company has essentially completed a contingency plan that focuses on various types of possible business interruptions that could occur.

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

       o The Company's facility in the United Kingdom subjects the Company to various risks, which may include currency risk, risk associated with compliance with foreign regulations, and political and economic risks.

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

The quantitative and qualitative disclosures about market risk as of August 1, 1999 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 25, 1998. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this Item 3.

Part II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.   Description

10.2 Severance Agreement between the Company and John H. Wert, Jr., dated May 12, 1999

11            Computation of Per Share Earnings

27            Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 25, 1998.

(b)      Form 8-K

              No reports on Form 8-K were filed during the quarter ended August 1, 1999.

----------------------------
*        Incorporated by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      OWOSSO CORPORATION



Date: September 14, 1999              By: /s/ George B. Lemmon, Jr.
                                          -------------------------------------
                                          George B. Lemmon, Jr.
                                          President, Chief Executive
                                          Officer, and Director



                                      By: /s/ John M. Morrash
                                          -------------------------------------
                                          John M. Morrash
                                          Executive Vice President - Finance,
                                          Chief Financial Officer, and
                                          Treasurer and Secretary