Form 10-K
period 1999-10-31
OWOSSO CORP
filed 2000-01-28
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: October 31, 1999 Commission file number: 0-25066

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 21, 2000, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $7,900,000.

On January 21, 2000, 5,829,642 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 15, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     Part I

Item 1.  Business

         Owosso Corporation (the "Company"), incorporated in Pennsylvania in March 1994, designs, manufactures and distributes engineered component products, primarily motors and heat exchange coils. The Company has four operating segments: Motors, Coils, Trailers and Agricultural Equipment, and Other. The Motors segment manufactures fractional and integral horsepower motors and include Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio ("MP-Ohio"). Significant markets for the Company's motors include commercial products and equipment, healthcare and recreation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

         The Coils segment manufactures heat exchange coils and consists of Astro Air Coils, Inc. ("Astro Air"), acquired in April 1998, Snowmax, Inc. ("Snowmax"), and Astro Air UK, Ltd. ("Astro UK"). Astro UK, which began production of heat exchange coils at a new facility located in Birmingham, England in March 1999, is a joint venture with the Company's largest customer, Bergstrom, Inc. The joint venture, which is owned 90% by the Company, supplies heat exchange coils primarily to Bergstrom's facility in Birmingham. Significant markets for the Company's coils include non-automotive transportation, refrigeration and commercial and residential HVAC. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

         The Company also manufactures all-aluminum trailers, primarily horse and livestock trailers, through its Sooner Trailer Manufacturing Company ("Sooner Trailer"). Sooner Trailer sells its products through a dealer network located throughout the United States and Canada and is included in the Company's Trailers and Agricultural Equipment segment. Also included in this segment, through the dates of their sales, are the agricultural equipment companies, Great Bend Manufacturing Company ("Great Bend"), DewEze Manufacturing, Inc. ("DewEze"), and Parker Industries ("Parker"). During 1998, the Company initiated the disposition of its agricultural equipment businesses in order to focus its resources on expanding the Company's motor and coil companies. The sales of Great Bend and DewEze were completed in 1998, while the sale of Parker was completed in March 1999.

         The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market, selling its products to engine rebuilders, primarily through distributors. Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications. The Company consolidated the operations of its former Cramer subsidiary, previously located in Old Saybrook, Connecticut, into the Rhodes manufacturing facility. Rhodes sells its products primarily to original equipment manufacturers who use them in their end products.

         The Company obtains raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. In certain cases, where it has an impact on improving quality control or cost control, the Company obtains raw materials and component parts from sole source suppliers. The Company anticipates it will have no significant problems with respect to sources or availability of the raw materials or component parts essential to the conduct of its business.

         No material portion of the Company's business in any segment is seasonal.

         The Company's Motors, Trailers and Agricultural Equipment, and Other segments are not dependent upon a single customer. Sales from the Coils segment are concentrated among a small number of customers. In 1999, sales to the three largest customers represented approximately 55% of total Coils sales.

         The Company's backlog of unfilled orders as of December 26, 1999 and December 22, 1998 was as follows:

                                                 December 26,      December 22,
                                                    1999              1998
                                                 ------------     -------------
                                                       (In thousands)
         Motors                                 $ 21,165           $ 22,399
         Coils                                     8,708              8,607
         Trailers and Agricultural Equipment       2,856              4,024
         Other                                     3,380              3,561
                                                --------           --------
         Total                                  $ 36,109           $ 38,591
                                                --------           --------


         The Company expects to fill substantially all of the December 26, 1999 backlog by the end of fiscal 2000.

         The Company's businesses are highly competitive. Competition is based primarily on design and application engineering capabilities and product reliability and quality, as well as price.

         The Company has approximately 1,750 employees, of which approximately 125 employees at its Owosso, Michigan facility are represented by a labor union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a four-year collective bargaining agreement which expires in 2001. In addition, approximately 90 employees at the Company's Avon, Connecticut facility are represented by a labor union, the International Association of Machinists, under a two-year collective bargaining agreement which expires in September 2001. The Company believes that its relationship with its employees is good.

         The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's various facilities may result and may have resulted in the discharge and release of hazardous substances and wastes from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

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

         The Company currently maintains product liability insurance coverage of $1.0 million per occurrence and $2.0 million in aggregate annual coverage, and an umbrella policy for an additional $20.0 million of blanket liability protection per occurrence. There can be no assurance that such insurance will be sufficient to cover potential product liability claims or that the Company will be able to maintain such insurance or obtain product liability insurance in the future at a reasonable cost.

Executive Officers of the Company

The executive officers of the Company are:

         Name                        Age            Position

George B. Lemmon, Jr.................38             President, Chief Executive
                                                    Officer, and Director

Harry Holiday, III...................43             Executive Vice President
                                                    and Chief Operating Officer

John M. Morrash......................45             Executive Vice President -
                                                    Finance, Chief
                                                    Financial Officer,
                                                    Treasurer and Secretary

Brian D. Tidwell.....................38             Vice President of Operations

Steve R. Shubert.....................37             Chief Information Officer


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

         John M. Morrash joined the Company as its Executive Vice President - Finance, Chief Financial Officer, Treasurer and Secretary in June 1999. Prior to joining the Company, Mr. Morrash served as Vice President, Treasurer and Assistant Secretary of SPS Technologies, Inc., a position he held since July 1995.

         Brian D. Tidwell became President of the Company's Coils segment in November 1999. He continues to serve as the Company's Vice President of Operations, a position he has held since June 1996. Mr. Tidwell has worked for the Company since 1987 in various managerial and technical capacities.

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

                                                                                  Total Square     Manufacturing
Business Segment                                   Location                          Footage       Square Footage
------------------------------------- ------------------------------------------- ---------------- -------------------
Motors:                               Watertown, New York (1)                       112,000          107,800
                                      Owosso, Michigan                               86,900           67,400
                                      Barberton, Ohio (2)                            29,700           27,400

Coils:                                Jacksonville, Texas (3)                       133,000          123,000
                                      Kilgore, Texas (4)                             90,000           86,600
                                      Birmingham, England (5)                        15,000           14,500

Trailers and Agricultural
   Equipment:                         Duncan, Oklahoma (6)                          122,000          112,300

Other:                                Avon, Connecticut                              92,000           82,000
                                      Carson City, Nevada (7)                        75,100           59,600

-------------
(1) This facility is subject to a mortgage securing a $5.5 million industrial revenue bond financing.

(2) The lease for this facility expires in 2000 and provides for annual rental payments of approximately $83,000.

(3) The lease for this facility expires in 2001 and provides for annual rental payments of approximately $250,000.

(4) This facility is subject to a $323,000 mortgage.

(5) The lease for this facility expires in 2002 and provides for annual rental payments of approximately $110,000.

(6) This facility is subject to a $719,000 mortgage.

(7) This facility is subject to a mortgage securing a $5.0 million industrial revenue bond financing.

         The Company leases its principal offices, located in King of Prussia, Pennsylvania, which consist of approximately 12,700 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $305,000 plus taxes and certain other charges. The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings

         As discussed in Item 7 under "Environmental Matters," the Company is a party to various legal proceedings concerning environmental regulations. In addition, the Company is a party to various lawsuits arising in the ordinary course of business, none of which is expected to be material with respect to the business assets or continuing operations of the Company.

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

                                                      High              Low
                                                      ----              ---
         Fiscal year ended October 31, 1999:
                 First Quarter                        $ 5 5/8           $ 4
                 Second Quarter                       $ 5 5/8           $ 3 9/16
                 Third Quarter                        $ 6               $ 4 5/8
                 Fourth Quarter                       $ 6               $ 3 5/8

         Fiscal year ended October 25, 1998:

                 First Quarter                        $ 7 15/16         $ 7 1/2
                 Second Quarter                       $ 8 3/16          $ 7 1/4
                 Third Quarter                        $ 7 9/16          $ 5 3/4
                 Fourth Quarter                       $ 6 15/16         $ 4 7/8

         As of January 10, 1999, there were approximately 120 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 700.

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

Item 6.  Selected Financial Data

         The information set forth below, which has been derived from the audited consolidated financial statements of the Company, should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year Ended
                                              ---------------------------------------------------------------
                                                Oct. 31,      Oct. 25,     Oct. 26,     Oct. 27,  Oct. 29,
                                                1999(1)        1998(2)       1997         1996     1995(3)
                                              ----------      --------     ---------    --------  --------
                                                         (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Net sales                                       $170,121      $159,968     $143,061     $128,216    $108,001
Cost of products sold                            138,131       125,419      109,867       98,948      77,629
                                                 -------       -------      -------       ------      ------
Gross profit                                      31,990        34,549       33,194       29,268      30,372
Selling, general and administrative expenses      24,436        26,464       24,599       23,266      17,603
Restructuring charge                                  --           909           --           --          --
                                                ---------      -------      -------     --------    --------
Income from operations                             7,554         7,176        8,595        6,002      12,769
Interest expense                                   5,060         4,912        4,143        4,081       2,876
Gain on sale of business                              --         2,775           --           --          --
Write-down of net assets held for sale                --       (1,635)           --           --          --
Other income                                         493            98          199          202         390
                                                     ---            --          ---          ---         ---
Income before income taxes                         2,987         3,502        4,651        2,123      10,283
Income tax expense                                 1,210         2,800        2,100        1,275       3,900
                                                   -----         -----        -----        -----       -----
Net income                                         1,777           702        2,551          848       6,383

Dividends and accretion on preferred stock       (1,095)       (1,070)      (1,047)      (1,025)          --
                                                 -------       -------      -------      -------      ------
Net income (loss) available to common
    stockholders                                   $682         ($368)      $1,504        ($177)      $6,383
                                                   ====         ======      ======       ======       ======
Basic and diluted income (loss) per
    common share                                  $0.12        ($0.06)       $0.26       ($0.03)      $ 1.09

Weighted average number of common
    shares outstanding (basic)                    5,826         5,813        5,809        5,839        5,865

                                                                       Year Ended
                                              ------------------------------------------------------------
                                              Oct. 31,     Oct. 25,     Oct. 26,    Oct. 27,    Oct. 29,
                                               1999(1)       1998(2)      1997        1996       1995(3)
                                              --------    ----------    ---------   --------  ----------
                                                                      (in thousands)
OTHER DATA:

Capital expenditures                           $5,677       $9,573       $5,335      $4,346      $4,437
Depreciation and amortization                   7,766        7,115        6,200       6,298       4,213
EBITDA (4)                                     15,320       14,291       14,795      12,300      16,982

                                               Oct. 31,     Oct. 25,    Oct. 26,    Oct. 27,    Oct. 29,
                                                 1999         1998        1997        1996        1995
                                               --------     --------    --------    --------    --------
BALANCE SHEET DATA:

Working capital                                $16,911       $19,651     $24,611     $20,385     $20,564
Total assets                                   116,690       125,206     111,681     107,895     108,719
Total short-term and long-term obligations      55,480        68,524      54,848      53,814      52,799
Stockholders' equity                            33,984        34,643      36,730      37,020      39,570
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the results of operations of Parker through its disposition on March 5, 1999. Fiscal 1999 included 53 weeks, while the other years presented included 52 weeks.

(2) Includes the results of operations of Great Bend and DewEze through their dates of disposition, April 26, 1998 and July 24, 1998, respectively. Also includes the results of operations of Astro Air and M.H. Rhodes from their dates of acquisition, April 26, 1998 and June 30, 1998, respectively.

(3) Includes the results of operations of Great Bend from May 1, 1995, the date of its acquisition. Excludes the results of operations of Stature, which was acquired as of October 29, 1995.

(4) EBITDA represents income before income taxes, interest expense, other income and expense and depreciation and amortization expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Consolidated Statements of Cash Flows, and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

Owosso Corporation (the "Company") designs, manufactures and distributes engineered component products, primarily motors and heat exchange coils. The Company has four operating segments: Motors, Coils, Trailers and Agricultural Equipment, and Other. The Motors segment manufactures fractional and integral horsepower motors and includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio ("MP-Ohio"). Significant markets for the Company's motors include commercial products and equipment, healthcare and recreation. Products of the Motors segment are sold throughout North America and in Europe, primarily to original equipment manufacturers which use them in their end products.

The Coils segment manufactures heat exchange coils and includes Astro Air Coils, Inc. ("Astro Air"), which was acquired in April 1998, Snowmax, Inc. ("Snowmax"), and Astro Air UK, Limited ("Astro UK"). Astro UK, which began production of heat exchange coils at a new 15,000 square foot facility located in Birmingham, England in March 1999, is a joint venture with the Company's largest customer, Bergstrom, Inc. The joint venture, which is owned 90% by the Company, supplies heat exchange coils primarily to Bergstrom's facility in Birmingham. Significant markets for the Company's coils include non-automotive transportation, refrigeration and commercial and residential HVAC. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

The Company also manufactures all-aluminum trailers, primarily horse and livestock trailers, through its Sooner Trailer Manufacturing Company ("Sooner Trailer"). Sooner Trailer sells its products through a dealer network located throughout the United States and Canada and is included in the Company's Trailers and Agricultural Equipment segment. Also included in this segment, through the dates of their sales, are Great Bend Manufacturing Company ("Great Bend"), DewEze Manufacturing, Inc. ("DewEze") and Parker Industries ("Parker") (collectively the "Agricultural Equipment Companies").

The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond") and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications. The Company consolidated the operations of its former Cramer subsidiary, previously located in Old Saybrook, Connecticut, into the Rhodes manufacturing facility. In connection with the consolidation, the Company recorded, in fiscal 1998, a $909,000 restructuring charge, consisting principally of lease termination costs and employee severance and termination benefits, and incurred an additional $929,000 in other merger-related expenses.

During 1998, the Company initiated the disposition of its Agricultural Equipment Companies including Great Bend, DewEze and Parker in order to focus its resources on expanding the Company's motor and coil companies. The Company completed the sale of Great Bend to Allied Products Corporation, effective April 26, 1998. The Company completed the sale of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary, on July 24, 1998.

The Company completed the sale of its remaining agricultural equipment company, Parker, on March 5, 1999 to Top Air Manufacturing, Inc., of Cedar Falls, Iowa. Proceeds from the sale included cash of $3.7 million, a non-interest bearing note of $3.3 million, and the assumption of liabilities of $476,000. In addition, the local development authority in Iowa acquired certain Parker fixed assets for $750,000. In connection with the terms of the sale, the Company recorded, in the fourth quarter of 1998, a pre-tax charge of $1.6 million to adjust the carrying value of Parker's assets to their fair market value. No additional pre-tax gain or loss was recorded upon completion of the sale. However, the sale did result in a tax benefit of approximately $535,000, recorded in 1999.

Results of Operations

The Company's fiscal year includes 52 or 53 weeks, ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 1998 and 1997 consisted of 52 weeks. The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                                                1999             1998             1997
Net sales:                                                     100.0%           100.0%            100.0%
Cost of products sold                                           81.2%            78.4%             76.8%
                                                               -----            -----             -----
Gross profit                                                    18.8%            21.6%             23.2%
Expenses:
  Selling, general and administrative                           14.4%            16.5%             17.2%
  Restructuring charge                                           0.0%             0.6%              0.0%
                                                               -----            -----             -----
Income from operations                                           4.4%             4.5%              6.0%
Interest expense                                                 3.0%             3.1%              2.9%
Gain on sale of business                                         0.0%             1.7%              0.0%
Write-down of net assets held for sale                           0.0%            -1.0%              0.0%
Other income                                                     0.3%             0.1%              0.2%
                                                               -----            -----             -----
Income before income taxes                                       1.7%             2.2%              3.3%
Income tax expense                                               0.7%             1.8%              1.5%
                                                               -----            -----             -----
Net income                                                       1.0%             0.4%              1.8%
Dividends and accretion on preferred stock                       0.6%             0.6%              0.7%
                                                               -----            -----             -----
Net income (loss) available for common stockholders              0.4%            -0.2%              1.1%
                                                               =====            =====             =====


Selected financial results for the Company by business unit and by segment are set forth below:

           Segment and Business Unit Operating Results (in thousands)

                                                                         1999             1998             1997
Net Sales:
 Motors                                                                $ 63,941        $ 54,188          $ 46,865
 Coils (1)                                                               46,634          30,555            15,515
 Trailers and Agricultural Equipment (2)                                 40,277          58,958            64,111
 Other (3)                                                               19,269          16,267            16,570
                                                                       --------        --------          --------
Total Net Sales                                                        $170,121        $159,968          $143,061
                                                                       ========        ========          ========

Income (loss) from operations:
  Motors                                                               $  8,353        $  7,384          $  6,187
  Coils (1)                                                               3,114           3,571             1,558
  Trailers and Agricultural Equipment (2)                                 1,289           3,071             4,505
  Other (3)                                                               1,410             (58)            1,180
  Corporate Expenses (4)                                                 (6,612)         (6,792)           (4,835)
                                                                       --------        --------          --------
Total Income from Operations                                           $  7,554        $  7,176          $  8,595
                                                                       ========        ========          ========

(1)  Includes the results of Astro Air since its acquisition in April 1998.
(2)  Includes, through the dates of sale, the results of Great Bend (sold April
     1998), DewEze (sold July 1998), and Parker (sold March 1999).
(3)  Includes the results of Rhodes from its acquisition in June 1998.
(4) Includes unallocated corporate expenses, primarily executive, information technology, and other administrative expenses; also reflects a restructuring charge of $909,000 in 1998.

Year ended October 31, 1999 compared to year ended October 25, 1998

Net sales. Net sales for 1999 increased 6.3%, to $170.1 million, as compared to net sales of $160.0 million in 1998. These results include the effects of disposing of the Agricultural Equipment Companies, and the acquisition of Astro Air. Sales attributable to the Agricultural Equipment Companies were $1.0 million in 1999, as compared to $24.8 million in 1998. Sales attributable to Astro Air included in 1999 results were $28.9 million as compared to $13.4 million in 1998. Exclusive of the effects of the acquisition of Astro Air and the disposition of the Agricultural Equipment Companies, net sales increased 15.1% over the prior year.

Net sales from Motors increased 18.0% to $63.9 million in 1999, from $54.2 million in 1998, as a result of increased sales to existing customers and the addition of new customers, particularly in the healthcare and recreation markets.

Net sales from Coils increased $16.1 million, to $46.6 million in 1999 from $30.6 million in 1998. This increase reflects a $15.5 million increase in sales attributable to Astro Air.

Net sales from the Trailers and Agricultural Equipment segment were $40.3 million in 1999, as compared to $59.0 million in 1998. This decrease reflects the sale of the Agricultural Equipment Companies. Sales at Sooner Trailer, the only remaining business in this segment, increased 15.0%, or $5.1 million, to $39.3 million as a result of higher unit volume.

Net sales from the Company's Other segment were $19.3 million in 1999, as compared to $16.3 million in 1998. This increase was a result of the acquisition of Rhodes in June 1998.

Gross profit. For 1999, gross profit was $32.0 million, or 18.8% of net sales, as compared to $34.5 million, or 21.6% of net sales in the prior year. The decrease in gross profit reflects the disposition of the Agricultural Equipment Companies, partially offset by the inclusion of Astro Air for a full year.

Gross profit from Motors increased 10.0%, to $14.6 million, or 22.8% of net sales, as compared to $13.2 million, or 24.4% of net sales in 1998. Although gross profit increased over the prior year as a result of increased sales volume, margins declined as a result of price pressures and changes in product mix.

Gross profit from Coils was $5.5 million in 1999, or 11.8% of net sales, as compared to $5.2 million, or 17.0% of net sales in 1998. The increase in gross profit was attributable to the inclusion of Astro Air for a full year, partially offset by decreased gross profit at Snowmax as a result of operating inefficiencies and increased warranty costs. Gross profit at the Coils segment was also adversely effected by the start-up of Astro UK in March 1999.

In the Trailers and Agricultural Equipment segment, gross profit was $6.8 million, or 16.8% of net sales, as compared to $12.1 million, or 20.6% of net sales, in the prior year. This decrease reflects the sale of the Agricultural Equipment Companies. Gross profit at Sooner Trailer increased to $6.7 million, or 17.2% of net sales in 1999, from $6.1 million, or 17.8% of net sales in 1998, as a result of increased sales volume and changes in product mix.

Gross profit from the Company's Other segment was $5.2 million in 1999, as compared to $4.0 million in 1998. This increase was a result of the acquisition of Rhodes in June 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $24.4 million, or 14.4% of net sales, as compared to $26.5 million, or 16.5% of net sales in 1998. This decrease reflects the disposition of the Agricultural Equipment Companies, partially offset by the inclusion of Astro Air for a full year.

Selling, general and administrative expenses for Motors were $6.2 million, or 9.7% of net sales, as compared to $5.8 million, or 10.8% of net sales in 1998. The increase in expense was primarily a result of increased sales and marketing expenses.

Selling, general and administrative expenses for Coils were $2.4 million, or 5.1% of net sales, as compared to $1.6 million, or 5.4% of net sales in 1998. The increase in expense was primarily attributable to the inclusion of Astro Air for a full year.

In the Trailers and Agricultural Equipment segment, selling, general and administrative expenses were $5.5 million, or 13.6% of net sales, as compared to $9.1 million, or 15.4% of net sales, in the prior year. This decrease reflects the sale of the Agricultural Equipment Companies.

Selling, general and administrative expenses at the Company's Other segment were $3.7 million in 1999, as compared to $4.0 million in 1998. In the prior year, selling, general and administrative expenses included $602,000 of expenses related to the merger of the Company's former Cramer subsidiary into Rhodes.

Unallocated corporate expenses included in selling, general and administrative expenses were $6.6 million, as compared to $5.9 million in 1998. This increase includes higher medical and workers' compensation costs of approximately $400,000, as well as, $200,000 recorded in connection with the Company's environmental investigation of the site on which its Cramer facility was previously located and the conduct thereon of any remedial measures that may be required.

Income from operations. For 1999, income from operations was $7.6 million, or 4.4% of net sales, as compared to $7.2 million, or 4.5% of net sales, in 1998. Income from operations in the prior year included a restructuring charge of $909,000 and other merger-related expenses of $929,000, incurred in connection with the merger of the Company's former Cramer subsidiary into Rhodes.

Income from operations for the Motors segment increased to $8.4 million, or 13.1% of net sales, in 1999, from $7.4 million, or 13.6% of net sales, in the prior year. These results reflect increased sales volume partially offset by decreased margins caused by price pressures and changes in product mix.

Income from operations for the Coils segment was $3.1 million, or 6.7% of net sales, in 1999, as compared to $3.6 million, or 11.7% of net sales, in the prior year. These results reflect the inclusion of Astro Air for a full year, offset by decreased gross profit at Snowmax as a result of operating inefficiencies and increased warranty costs. Income from operations at the Coils segment was also adversely effected by the start-up of Astro UK, which generated a loss from operations of $417,000.

The Trailers and Agricultural Equipment segment had income from operations of $1.3 million in 1999, as compared to $3.1 million in 1998. This decrease reflects the dispositions of the Agricultural Equipment Companies. Income from operations for Sooner Trailer increased to $1.9 million, or 4.8% of net sales, in 1999, from $1.4 million, or 4.1% of net sales, in 1998, primarily as a result of increased sales volume.

Income from operations for the Company's Other segment was $1.4 million in 1999, as compared to a loss of $58,000 in 1998. The prior year results included $929,000 of merger-related costs from Cramer.

Interest expense. For 1999, interest expense was $5.1 million, as compared to $4.9 million in 1998. This increase was primarily the result of increased borrowings under the Company's revolving credit agreement partially offset by decreased average interest rates.

Income tax expense. The Company's effective income tax rate was 40.5% for 1999, as compared to an effective rate of 80.0% in the prior year period. The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker. The 1998 effective tax rate was unusually high as a result of differences between the book and tax basis of the assets of Great Bend at the time of their sale and by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income (loss) available for common stockholders. Net income available for common stockholders was $682,000, or $.12 per share, for 1999, as compared to a net loss for common stockholders of $368,000, or $.06 per share, in the prior year. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $750,000 for both 1999 and 1998, and by deducting the non-cash accretion in book value of preferred stock of $345,000 and $320,000 for 1999 and 1998, respectively.

Year ended October 25, 1998 compared to year ended October 26, 1997

Net sales. Net sales for 1998 increased 11.8%, to $160.0 million, as compared to net sales of $143.1 million in 1997. These results include both the effects of disposing of Great Bend and DewEze, and acquiring Astro Air. Sales attributable to Great Bend were $7.3 million in 1998 and $13.7 million in 1997. Sales attributable to DewEze were $5.8 million in 1998 and $7.4 million in 1997. Sales attributable to Astro Air included in 1998 results were $13.4 million. Exclusive of the effects of Great Bend, DewEze, and Astro Air, sales increased 9.5% as compared to the prior year.

Net sales from Motors increased 15.6% to $54.2 million, from $46.9 million in 1997, as a result of increased sales volume to existing customers and the addition of new customers.

Net sales from Coils increased $15.0 million, to $30.6 million in 1998 from $15.5 million in 1997. This increase reflects $13.4 million in sales attributable to Astro Air, which was acquired at the end of the second quarter of 1998.

Net sales from the Trailers and Agricultural Equipment segment were $59.0 million in 1998, as compared to $64.1 million in 1997. This decrease reflects the sale of Great Bend in April 1998 and DewEze in July 1998. Sales at Sooner Trailer, the only remaining business in this segment, increased 12.7%, or $3.8 million, to $34.1 million as a result of increased volume.

Net sales from the Company's Other segment were $16.3 million in 1998, as compared to $16.6 million in 1997.

Gross profit. For 1998, gross profit increased 4.1%, to $34.5 million, or 21.6% of net sales, as compared to $33.2 million, or 23.2% of net sales, in 1997.

Gross profit from Motors increased 16.8%, to $13.2 million, or 24.4% of net sales, as compared to $11.3 million, or 24.2% of net sales in 1997. The increase in gross profit was primarily a result of increased sales volume.

Gross profit from Coils was $5.2 million in 1998, or 17.0% of net sales, as compared to $2.8 million, or 18.1% of net sales in the prior year. The increase in gross profit was primarily attributable to the inclusion of Astro Air, as well as increased gross profit at Snowmax as a result of increased sales, favorable changes in product mix and lower raw material costs.

In the Trailers and Agricultural Equipment segment, gross profit was $12.1 million, or 20.6% of net sales, as compared to $14.4 million, or 22.5% of net sales, in the prior year. This decrease reflects the sale of Great Bend and DewEze and lower gross profit at Parker as a result of decreased sales. Gross profit at Sooner Trailer increased to $6.1 million, or 17.8% of net sales in 1998, from $5.3 million, or 17.3% of net sales in 1997, primarily as a result of favorable changes in product mix.

Gross profit from the Company's Other segment was $4.0 million in 1998, as compared to $4.6 million in 1997. This decrease was primarily a result of merger-related costs at Cramer.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $26.5 million, or 16.5% of net sales, in 1998, as compared to $24.6 million, or 17.2% of net sales, in the prior year.

Selling, general and administrative expenses for Motors were $5.8 million, or 10.8% of net sales, as compared to $5.1 million, or 11.0% of net sales in 1997. The increase was primarily a result of increased sales and administrative costs and increased engineering costs in response to increased sales.

Selling, general and administrative expenses for Coils were $1.6 million, or 5.4% of net sales, as compared to $1.3 million, or 8.1% of net sales in 1997. The increase was primarily attributable to the inclusion of Astro Air.

In the Trailers and Agricultural Equipment segment, selling, general and administrative expenses were $9.1 million, or 15.4% of net sales, as compared to $9.9 million, or 15.5% of net sales, in the prior year. This decrease reflects the sale of Great Bend and DewEze, partially offset by an increase in sales personnel and increased advertising and promotional costs at Sooner Trailer.

Selling, general and administrative expenses at the Company's Other segment were $4.0 million in 1998, as compared to $3.4 million in 1997. In 1998, selling, general and administrative expenses included $602,000 of expenses related to the merger of Cramer and consisted primarily of training costs, consulting costs for enhancements to management information systems, temporary help, and the cost of moving Cramer's facility.

For 1998, unallocated corporate expenses included in selling, general and administrative expenses were $5.9 million, or 3.7% of net sales, as compared to $4.8 million, or 3.4% of net sales in 1997. Corporate expenses increased primarily as a result of higher personnel and related costs and increased consulting and legal and professional expenses.

Restructuring charge. In connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000 in the third quarter of 1998. The restructuring charge included $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 predominantly manufacturing employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. At October 25, 1998, approximately $125,000 of accrued restructuring costs was included in accrued expenses and accrued compensation and benefits. Such remaining restructuring costs were paid by the end of fiscal 1999.

Income from operations. For the year ended October 25, 1998, income from operations was $7.2 million, as compared to $8.6 million, in 1997. This decrease reflects a $909,000 restructuring charge and $929,000 of merger-related expenses incurred in connection with the Cramer merger into Rhodes, as discussed above.

Income from operations for the Motors segment increased to $7.4 million, or 13.6% of sales, in 1998, from $6.2 million, or 13.2% of net sales, in the prior year. These results primarily reflect increased sales volume.

Income from operations for the Coils segment was $3.6 million, or 11.7% of net sales, in 1998, as compared to $1.6 million, or 10.0% of net sales, in the prior year. These results reflect the inclusion of Astro Air and increased sales and improved margins at Snowmax.

The Trailers and Agricultural Equipment segment had income from operations of $3.1 million in 1998, as compared to $4.5 million in 1997. This decrease reflects the dispositions of Great Bend and DewEze, and reduced income at Parker as a result of decreased sales. This decrease was partially offset by increased income from operations at Sooner Trailer as a result of changes in product mix.

The Company's Other segment reported a loss from operations of $58,000 in 1998, as compared to income of $1.2 million in 1997. This decrease was attributable to the Company's Cramer facility, which experienced weak sales, reduced margins and merger-related expenses.

Interest expense. For 1998, interest expense increased to $4.9 million, as compared to $4.1 million in 1997, primarily as a result of increased borrowings under the Company's revolving credit agreement.

Income tax expense. The Company's effective income tax rate was 80.0% for 1998, as compared to 45.2% in the prior year. The effective tax rate for 1998 was unusually high as a result of differences between the book and tax basis of the assets of Great Bend at the time of sale and by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $368,000, or $.06 per share in 1998, as compared to net income available for common stockholders of $1.5 million, or $.26 per share, in the prior year. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $750,000 for both 1998 and 1997 and by deducting the non-cash accretion in book value of preferred stock of $320,000 and $297,000 for 1998 and 1997, respectively. The 1998 results include the gain on the sale of Great Bend and a restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes.

Liquidity and Capital Resources

At October 31, 1999, cash and cash equivalents were $161,000. Working capital decreased to $16.9 million at October 31, 1999 from $19.7 million at October 25, 1998. This decrease was principally a result of increased accounts payable and accrued expenses. Net cash provided by operating activities was $13.4 million, as compared to net cash used in operating activities of $807,000 in the prior year. The increase in cash from operations was principally the result of changes in inventory levels, accounts receivable, accounts payable and accrued expenses and improved operating results.

Cash from investing activities included cash proceeds from the sale of Parker of $4.4 million. Cash flows from investing activities also reflect $5.7 million for capital expenditures for equipment, primarily in the Motors and Coils segments. The Company currently plans to invest approximately $4.9 million in capital expenditures during fiscal 2000. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

In connection with the acquisition of Astro Air in April 1998, the Company entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI receives 3.4% of net revenues generated by certain specified customers. For 1999, the Company recorded $878,000 of contingent consideration under the agreement with DPI as goodwill based upon related 1999 revenues.

As part of the sale of Parker, the Company obtained a non-interest bearing note of $3.3 million. The note, which was discounted to $3.0 million, is payable in monthly installments as to the extent the accounts receivable, acquired by Top Air pursuant to the sale agreement, are collected. Payments received on the note and applied to principal were approximately $1.9 million in fiscal 1999, and are included in cash flows from investing activities.

Net cash used in financing activities included net repayments of $10.1 million under the Company's $55.0 million revolving credit agreement, debt repayments of $3.0 million, including the repayment of $1.0 million of related party debt, and the payment of dividends of $2.0 million.

On January 22, 1999, the Company entered into a new $55.0 million revolving credit agreement with the Company's two primary banks, expiring in December 2002. At October 31, 1999, $38.2 million was outstanding and $16.8 million was available for additional borrowing under the agreement. Interest is payable, at the Company's option, at either the agent bank's prime rate or a spread over the London Interbank Offered Rate that varies with the Company's ratio of total debt to EBITDA. The LIBOR spread was 2.5% at October 31, 1999.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $20.8 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates.

In June 1999, the Company changed its quarterly dividend rate to $0.06 per share, from the $0.09 per share amount previously paid. The Company expects to pay its quarterly dividend at the new rate for the foreseeable future.

Also in June 1999, the Company announced that its Board of Directors had authorized the purchase of up to $1.0 million of the Company's stock in open market purchases or through private transactions. Such authorization is effective through June 2000, subject to review by the Board of Directors at its regular meetings. Management anticipates funding such stock purchases with cash from operations and proceeds from the Company's revolving credit facility. No amounts were purchased in 1999.

The Company believes anticipated funds to be generated from future operations and available credit facilities will be sufficient to meet anticipated operating and capital needs.

Environmental Matters

The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's various facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. The Company has entered into a settlement agreement with the former operators of the site. In accordance with the terms of the agreement, the Company received $600,000 from the former operators, in return for a release from future obligations with respect to environmental matters related to the site. The $600,000 received, which is included in accrued expenses as of October 31, 1999, will be used to complete the environmental investigation of the site and to conduct any remedial measures which may be required. Based upon the amounts recorded as liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial results of the Company.

The Company has been named as a potentially responsible party with respect to three hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency (the "EPA") under its "Superfund" program. With respect to all three sites, based on the minimal amount of waste alleged to have been contributed to the sites by the Company, the Company expects to resolve the matter through the payment of de minimis amounts.

"Year 2000" Costs

The Company did not experience any business interruptions or any other significant issues related to the "Year 2000." The costs associated with bringing the Company's centralized manufacturing and accounting information system and other date-sensitive equipment into "Year 2000" compliance was not material. In addition, the Company is not aware of any "Year 2000" disruptions at any of its significant suppliers or large customers.

Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of analyzing the impact that SFAS No. 133 will have on its consolidated financial position and results of operations when such statement is adopted.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-K, including those which express "belief," "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to these provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

   o Metal prices, particularly of aluminum, copper and steel, can affect the Company's costs as well as demand for the Company's products and the value of inventory held at the end of a reporting period. Lack of availability of certain commodities could also disrupt the Company's production.

   o Changes in demand that change product mix may reduce operating margins by shifting demand toward less profitable products.

   o Loss of a substantial customer or customers may affect results of operations.

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

   o Although the Company is not aware of any "Year 2000" disruptions at any significant supplier or customer, there can be no assurance that if a disruption did occur, it would not have a material adverse effect on the Company's operating results or financial condition.

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

                  To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at October 31, 1999. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 8 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                     Year of Maturity                                            Fair Value
                               ------------------------------------------------------------        Total Due             at
                                2000      2001     2002     2003      2004       Thereafter      at Maturity     10/31/1999
                                ----      ----     ----     ----      ----       ----------      -----------     ----------
Debt:
  Fixed rate                   $3,576    $2,171    $949   $   858    $  593        $3,730          $11,877         $11,877
  Average interest rate           6.0%      6.0%    6.0%      6.0%      6.0%          6.0%
  Variable rate                $  303    $  300    $300   $38,450    $  600        $3,650          $43,603         $43,603
  Average interest rate           7.6%      7.6%    7.6%      7.6%      3.5%          3.5%

Interest rate swap agreements:
  Variable to fixed swaps      $    -    $    -    $  -   $15,000    $5,750        $    -          $20,750         $  (285)
  Average pay rate                                            7.1%      4.2%
  Average receive rate                                        5.2%      3.3%


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 22, 2000, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

         The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

(a)(2)   Schedules

         The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts

(a)(3)   Exhibits

         The exhibits are listed in the index to Exhibits appearing below.

(b)      No reports were filed on Form 8-K during the last quarter of fiscal
         1999.

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

*10.4 Offering Statement regarding the Gregg County Development Corporation, Inc. Revenue Bonds, issued to Greer & Snow Coil Manufacturers, Inc., dated May 17, 1984 (Exhibit 10-8 to the 1994 Registration Statement).

*10.5 Management Services Agreement, by and between Snowmax, Incorporated, and The Owosso Company, dated July 31, 1989 (Exhibit 10.33 to the 1994 Registration Statement).

*10.6 Extension agreement among Owosso Corporation, Richard R. Carr and I. Wistar Morris, III, dated September 27, 1994 (Exhibit
                 2.7 to the 1994 Registration Statement).

*10.7 Promissory Note of Snowmax, Incorporated, dated April 7, 1992, issued to Longview Bank and Trust Company, in the amount of $1,000,000 (Exhibit 10.39 to the 1994 Registration Statement).

*10.8 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Upshur County, Texas (Exhibit 10.40 to the 1994 Registration Statement).

*10.9 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

*10.10 Lender's Subordination Agreement, dated April 7, 1992, among Longview Bank and Trust Company, Snowcoil, Inc. and Snowmax, Incorporated (Exhibit 10.42 to the 1994 Registration Statement).

*10.11 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

*10.12 Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit
                 10.45 to the 1994 Form 10-K).

*10.13 Confidentiality and Non-Solicitation Agreement between the Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit
                 10.46 to the 1994 Form 10-K).

*10.14 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Sr., dated October 31, 1994 (Exhibit 10.47 to the 1994 Form 10-K).

*10.15 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Jr., dated October 31, 1994 (Exhibit 10.48 to the 1994 Form 10-K).

*10.16 Confidentiality and Non-Solicitation Agreement between the Company and John R. Reese, dated October 31, 1994 (Exhibit
                 10.51 to the 1994 Form 10-K).

*10.17           Stock Purchase Agreement among Owosso Corporation, Richard R.
                 Carr and I. Wistar Morris, III, dated March 24, 1994 (Exhibit
                 2.2 to the 1994 Form 10-K).

*10.18 The Owosso Group, Plan of Reorganization dated March 25, 1994 (Exhibit 2.1 to the 1994 Registration Statement).

*10.19 Amendment No. 1 to The Owosso Group Plan of Reorganization dated September 26, 1994 (Exhibit 2.8 to the 1994 Registration Statement).

*10.20 Stock Purchase Agreement dated September 9, 1994 by and among Owosso Corporation, Sooner Trailer Manufacturing Co., Michael
                 S. Bernhardt, Billy J. Bernhardt, Viola M. Bernhardt, Michael
                 S. and Cynthia L. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Billy J. and Viola M. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Steven J. Bernhardt Trust U/T/A 8/15/94 and Cynthia L. Bernhardt Trust U/T/A 8/15/94 (Exhibit 2.9 to the 1994 Registration Statement).

*10.21 Letter Agreement by and among Owosso Corporation, The Owosso Company and Sooner Trailer Manufacturing Co. dated October 25, 1994 (Exhibit 2.10 to the 1994 Form 10-K).

*10.22 Agreement and Plan of Merger dated October 25, 1995 by and among Owosso Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc. (Exhibit 2.1 to the October 31, 1995 Form 8-K).

*10.23 Consulting Agreement dated October 31, 1995 by and between Owosso Corporation and Lowell Huntsinger (Exhibit 10.1 to the October 31, 1995 Form 8-K).#

 *10.24 Registration Rights Agreement dated October 31, 1995 by and among Owosso Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to the October 31, 1995 Form 8-K).

 *10.25 Loan Agreement dated September 18, 1993 between Sooner Trailer Manufacturing Co. and American National Bank, Duncan, Oklahoma, and Amendment No. 1 to Loan Agreement dated December 13, 1994 between the same parties (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29,
                 1995).

 *10.26          Separation and Confidentiality Agreement between Thomas L.
                 French and Owosso Corporation, dated as of June 14, 1996 (Exhibit 10.73 to the July 1996 Form 10-Q).#

 *10.27 Lease Agreement by and between Owosso Corporation and Philadelphia Freedom Partners, L.P. dated September 6, 1996 (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended October 27, 1996).

 *10.28 Owosso Corporation 401(K) Savings Plan (Exhibit 10.2 to the January 25, 1998 Form 10-Q).

 *10.29 Ninth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 27, 1998. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 1998).

#*10.30 1998 Long-Term Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 2, 1998, Registration No. 333-55835).

 *10.31 Asset Purchase Agreement, dated March 27, 1998, by and among Allied Products Corporation, Great Bend Manufacturing Company, and Owosso Corporation (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 1998).

 *10.32 Asset Purchase Agreement among Owosso Corporation, Astro Air Acquisition Corp., Astro Air, Inc., Rex Dacus and Dacus Properties, Inc., dated April 2, 1998 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 26, 1998).

 *10.33 Agreement and Plan of Merger among Owosso Corporation, Cramer Company and M.H. Rhodes, Inc., dated April 3, 1998 (Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

 *10.34 Asset Sale and Purchase Agreement dated June 22, 1998, by and between Harper Industries, Inc., and DewEze Manufacturing, Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

 *10.35 Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of January 22, 1999. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

 *10.36 Asset Purchase Agreement by and among Top Air Manufacturing, Inc. and Parker Acquisition Sub, Inc., as buyers, and Owosso Corporation and DWZM, Inc., as sellers, dated March 3, 1999 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1999).

#*10.37          Severance Agreement between the Company and John H. Wert, Jr.
                 dated May 12, 1999, (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1999).

11               Computation of per share earnings.

21               Subsidiaries of the registrant.

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule

--------------
*  Incorporated by reference.
#  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     OWOSSO CORPORATION

Date: January 25, 2000           By: /s/ George B. Lemmon, Jr.
                                    --------------------------------------------
                                     George B. Lemmon, Jr., President, Chief
                                     Executive Officer, and Director

                                 By: /s/ John M. Morrash
                                    --------------------------------------------
                                     John M. Morrash, Executive Vice President -
                                     Finance, Chief Financial Officer and
                                     Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on January 25, 2000, in the capacities indicated:

Signature                                            Title

/s/  John R. Reese
-----------------------------
John R. Reese                                Chairman of the Board and Director

/s/ George B. Lemmon, Jr.
-----------------------------
George B. Lemmon, Jr.                        President, Chief Executive Officer,
                                             and a Director

/s/ John M. Morrash
-----------------------------
John M. Morrash                              Executive Vice President - Finance,
                                             Chief Financial Officer and
                                             Treasurer and Secretary

/s/ Ellen D. Harvey
-----------------------------
Ellen D. Harvey                              Director

/s/ Harry E. Hill
-----------------------------
Harry E. Hill                                Director

/s/ Lowell P. Huntsinger
-----------------------------
Lowell P. Huntsinger                         Director

/s/ Eugene P. Lynch
-----------------------------
Eugene P. Lynch                              Director

/s/ James A. Ounsworth
-----------------------------
James A. Ounsworth                           Director

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   OCTOBER 31, 1999, OCTOBER 25, 1998, AND OCTOBER 26, 1997:

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

   Notes to Consolidated Financial Statements                       F-6 - F-24

FINANCIAL STATEMENT SCHEDULE II                                        F-25

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 31, 1999 and October 25, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 31, 1999 and October 25, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 9, 1999

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended
                                                                 -----------------------------------------------
                                                                   October 31,     October 25,      October 26,
                                                                      1999            1998             1997

Net sales                                                         $170,121,000     $159,968,000     $143,061,000
Costs of products sold                                             138,131,000      125,419,000      109,867,000
                                                                  ------------     ------------     ------------
Gross profit                                                        31,990,000       34,549,000       33,194,000

Expenses:
  Selling, general and administrative                               24,436,000       26,464,000       24,599,000
  Restructuring charge                                                     --          909,000               --
                                                                  ------------     ------------     ------------
Income from operations                                               7,554,000        7,176,000        8,595,000
Interest expense                                                     5,060,000        4,912,000        4,143,000
Gain on sale of business                                                    --        2,775,000               --
Write-down of net assets held for sale                                      --       (1,635,000)              --
Other income                                                           493,000           98,000          199,000
                                                                  ------------     ------------     ------------
Income before income tax expense                                     2,987,000        3,502,000        4,651,000
Income tax expense                                                   1,210,000        2,800,000        2,100,000
                                                                  ------------     ------------     ------------
Net income                                                           1,777,000          702,000        2,551,000
Dividends and accretion on preferred stock                          (1,095,000)      (1,070,000)      (1,047,000)
                                                                  ------------     ------------     ------------
Net income (loss) available for common stockholders               $    682,000     $   (368,000)    $  1,504,000
                                                                  ============     ============     ============
Basic and diluted income (loss) per common share                  $       0.12     $      (0.06)    $       0.26
                                                                  ============     ============     ============
Weighted average number of common shares outstanding:
     Basic                                                           5,826,000        5,813,000        5,809,000
                                                                  ============     ============     ============
     Diluted                                                         5,852,000        5,813,000        5,827,000
                                                                  ============     ============     ============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             October 31,          October 25,
                                                                                                1999                 1998
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                           $     161,000            $ 191,000
       Receivables, net                                                                       19,999,000           17,919,000
       Inventories, net                                                                       20,173,000           21,262,000
       Prepaid expenses and other                                                              1,101,000            1,283,000
       Deferred taxes                                                                          1,220,000              733,000
                                                                                           -------------        -------------
            Total current assets                                                              42,654,000           41,388,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                            35,900,000           35,915,000
GOODWILL, NET                                                                                 27,057,000           28,155,000
OTHER INTANGIBLE ASSETS, NET                                                                   7,893,000            8,690,000
NET ASSETS HELD FOR SALE                                                                              --            7,619,000
RESTRICTED CASH                                                                                       --            1,906,000
OTHER ASSETS                                                                                   3,186,000            1,533,000
                                                                                           -------------        -------------
      TOTAL ASSETS                                                                         $ 116,690,000        $ 125,206,000
                                                                                           =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                            $  13,169,000        $   9,762,000
       Accrued compensation and benefits                                                       3,532,000            3,149,000
       Accrued expenses                                                                        5,163,000            4,048,000
       Related party debt                                                                      1,815,000            2,843,000
       Current portion of long-term debt                                                       2,064,000            1,935,000
                                                                                           -------------        -------------
            Total current liabilities                                                         25,743,000           21,737,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                          51,601,000           63,746,000
POSTRETIREMENT BENEFITS                                                                        2,923,000            2,713,000
DEFERRED TAXES                                                                                 2,439,000            2,367,000
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
      Convertible preferred stock Class A, 5% cumulative, $.01 par value;
          10,000,000 shares authorized; 1,071,428 shares issued and outstanding
          (aggregate liquidation value 1999 and 1998  - $15,000,000)                          14,630,000           14,285,000
      Common stock, $.01 par value; authorized 15,000,000 shares; issued
          5,866,000 shares                                                                        59,000               59,000
      Additional paid-in capital                                                              21,618,000           21,618,000
      Accumulated other comprehensive income                                                      (3,000)                  --
      Accumulated deficit                                                                     (2,034,000)            (918,000)
                                                                                           -------------        -------------
                                                                                              34,270,000           35,044,000
      Less treasury stock, at cost, 35,863 shares in 1999 and 50,208 shares in 1998             (286,000)            (401,000)
                                                                                           -------------        -------------
           Total stockholders' equity                                                         33,984,000           34,643,000
                                                                                           -------------        -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 116,690,000        $ 125,206,000
                                                                                           =============        =============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Additional    Accumulated     Retained
                                         Preferred     Common       Paid-in        Other        Earnings    Treasury
                                           Stock       Stock        Capital    Comprehensive  (Accumulated    Stock        Total
                                                                                   Income        Deficit)

BALANCE, OCTOBER 27, 1996              $ 13,668,000   $ 59,000    $ 21,612,000              $ 2,131,000    $(450,000)  $ 37,020,000
  Net income                                                                                  2,551,000                   2,551,000
  Dividends                                                                                  (2,841,000)                 (2,841,000)
  Accretion on convertible
   preferred stock                          297,000                                            (297,000)
                                       ------------   --------    ------------              -----------    ---------   ------------
BALANCE, OCTOBER 26, 1997                13,965,000     59,000      21,612,000                1,544,000     (450,000)    36,730,000
  Net income                                                                                    702,000                     702,000
  Dividends                                                                                  (2,843,000)                 (2,843,000)
  Accretion on  convertible
   preferred stock                          320,000                                            (320,000)
  Issuance of treasury shares                                                                    (1,000)      49,000         48,000
  Exercise of stock options                                              6,000                                                6,000
                                       ------------   --------    ------------              -----------    ---------   ------------
BALANCE, OCTOBER 25, 1998                14,285,000     59,000      21,618,000                 (918,000)    (401,000)    34,643,000

Net Income                                                                                    1,777,000                   1,777,000
Dividends                                                                                    (2,498,000)                 (2,498,000)
Accretion on  convertible
 preferred stock                            345,000                                            (345,000)                         --
Issuance of treasury shares                                                                     (50,000)     115,000         65,000
Cumulative translation adjustment                                                  (3,000)                                   (3,000)
                                       ------------   --------    ------------    -------   -----------    ---------   ------------
BALANCE, OCTOBER 31, 1999              $ 14,630,000   $ 59,000    $ 21,618,000    $(3,000)  $(2,034,000)   $(286,000)  $ 33,984,000
                                       ============   ========    ============    =======   ===========    =========   ============

See notes to consolidated financial statements.

OWOSSO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            Year Ended
                                                                        ----------------------------------------------
                                                                           October 31,     October 25,    October 26,
                                                                              1999           1998            1997
OPERATING ACTIVITIES:
  Net income                                                             $  1,777,000    $    702,000    $ 2,551,000
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
            Allowance for doubtful accounts                                   106,000          89,000        249,000
            Provision for deferred taxes                                      (33,000)       (561,000)      (403,000)
            Gain on sale of business                                               --      (2,775,000)            --
            Write-down of net assets held for sale                                 --       1,635,000             --
            (Gain) loss on sale of assets                                      (7,000)         87,000         31,000
            Depreciation                                                    5,504,000       4,704,000      4,027,000
            Amortization                                                    2,262,000       2,411,000      2,173,000
    Changes in assets and liabilities which provided (used) cash:

            Accounts receivable                                              (767,000)     (3,286,000)    (1,702,000)
            Inventories                                                       179,000      (2,419,000)    (3,961,000)
            Prepaid expenses and other                                        156,000        (138,000)       492,000
            Accounts payable                                                3,306,000        (127,000)     2,224,000
            Accrued expenses                                                  922,000      (1,129,000)       996,000
                                                                         ------------    ------------    -----------
            Net cash provided by (used in) operating activities            13,405,000        (807,000)     6,677,000
                                                                         ------------    ------------    -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (5,677,000)     (9,573,000)    (5,335,000)
  Contingent consideration on acquisition                                    (878,000)       (425,000)            --
  Acquisition of businesses, net of cash acquired                                  --     (10,485,000)            --
  Proceeds from the sale of businesses and assets                           4,628,000      14,075,000             --
  (Increase) decrease in other assets                                       3,476,000      (1,303,000)       465,000
                                                                         ------------    ------------    -----------
           Net cash provided by (used in) investing activities              1,549,000      (7,711,000)    (4,870,000)
                                                                         ------------    ------------    -----------

FINANCING ACTIVITIES:
  Borrowings from (payments on)  line of credit                           (10,050,000)     13,550,000      4,650,000
  Proceeds from long-term debt                                                     --       6,050,000        350,000
  Payments on long-term debt                                               (1,967,000)     (8,035,000)    (1,741,000)
  Payments on related party debt                                           (1,028,000)       (907,000)    (2,225,000)
  Dividends paid                                                           (2,006,000)     (2,843,000)    (2,841,000)
  Other                                                                        67,000          54,000             --
                                                                         ------------    ------------    -----------
           Net cash (used in) provided by financing activities            (14,984,000)      7,869,000     (1,807,000)
                                                                         ------------    ------------    -----------

NET DECREASE IN

          CASH AND CASH EQUIVALENTS                                           (30,000)       (649,000)            --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                191,000         840,000        840,000
                                                                         ------------    ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    161,000    $    191,000   $    840,000
                                                                         ============    ============    ===========

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 31, 1999, OCTOBER 25, 1998, AND OCTOBER 26, 1997
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company currently operates in four business segments: Motors, Coils, Trailers and Agricultural Equipment, and Other.

      The Motors segment, which includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products Ohio Corporation ("MP-Ohio"), manufactures fractional and integral horsepower motors. Significant markets for the Company's motors include commercial products and equipment, healthcare and recreation. The Company sells its motors primarily throughout North America and also in Europe.

      The Coils segment manufactures heat exchange coils primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment include Astro Air Coils, Inc. ("Astro Air"), which was acquired in April 1988, Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"), which began operations in March 1999. The Company sells its coils primarily throughout North America and also in Europe.

      The Trailers and Agricultural Equipment segment includes Sooner Trailer Manufacturing Co. ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer sells its trailers through a dealer network located throughout the United States and Canada. Also included in this segment, through the dates of their sales, are Great Bend Manufacturing Co. ("Great Bend"), sold in April 1998, DewEze Manufacturing, Inc. ("DewEze"), sold in July 1998, and Parker Industries ("Parker"), sold in March 1999 (collectively the "Agricultural Equipment Companies").

      The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications.

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 1998 and 1997 consisted of 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 31, 1999 and October 25, 1998, cost for 6% and 10%, respectively, of the inventories was determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $803,000 and $820,000 higher than reported at October 31, 1999 and October 25, 1998, respectively. Additionally, net income would have decreased by approximately $17,000 in 1999, increased by approximately $18,000 for 1998, and decreased approximately $98,000 for 1997. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

      Property, Plant and Equipment - Items of property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

         Land improvements                                       10 - 20 years
         Buildings                                               30 years
         Machinery and equipment                                 3 - 10 years

      Interest is capitalized in connection with the construction of major capital additions. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, $90,000 of interest cost was capitalized. No interest was capitalized in 1999 or 1997.

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

      Intangible Assets - Intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

             Noncompetition agreements                           3-6 years
             Customer lists                                      20 years
             Goodwill                                            20-25 years
             Other                                               5-20 years

      Asset Impairment - The Company evaluates the carrying value of long-term assets, including goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

      Revenue Recognition - Revenue is recognized at the time the product is shipped. An allowance for doubtful accounts of $318,000 and $341,000 has been recorded as of October 31, 1999 and October 25, 1998, respectively.

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

      Reclassifications - Certain reclassifications were made to the 1998 and 1997 consolidated financial statements to conform to 1999 classifications.

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

      The basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                  1999       1998         1997
       Basic weighted average

            common shares outstanding          5,826,000   5,813,000   5,809,000
       Dilutive effect of stock options           26,000          --      18,000
                                               ---------   ---------   ---------
       Diluted weighted average

            common shares outstanding          5,852,000   5,813,000   5,827,000
                                               =========   =========   =========

      The following table summarizes those securities that could potentially dilute income (loss) for common stockholders per common share in the future that were not included in determining net income (loss) available for common stockholders per common share as the effect was antidilutive:

                                                  1999       1998         1997
       Potential common shares resulting from:

           Stock options                         786,000     587,000     259,000
            Convertible preferred stock        1,071,000   1,071,000   1,071,000
                                               ---------   ---------   ---------
                                               1,857,000   1,658,000   1,330,000
                                               =========   =========   =========

      Comprehensive Income - Effective for the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The Company presents comprehensive income as a component of stockholders' equity. For 1999, total comprehensive income was $679,000 and consisted of net earnings of $682,000, offset by a $3,000 loss on foreign currency translation. The Company's comprehensive income for 1998 and 1997 consisted solely of net earnings.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of analyzing the impact that SFAS No. 133 will have on its consolidated financial position and results of operations when such statement is adopted.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 1999, 1998, and 1997 were $5,311,000, $4,693,000, and $4,307,000, respectively. Cash paid for income taxes was $1,503,000, $4,077,000 and $1,717,000 for 1999, 1998 and 1997,
      respectively. Dividends payable at October 31, 1999 were $492,000.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

      Disposition of Parker - On March 5, 1999, the Company completed the sale of the business and substantially all of the assets of Parker to Top Air Manufacturing, Inc. of Cedar Falls, Iowa. In connection with the sale, the Company received cash of $3,700,000, a non-interest bearing note of $3.3 million, and the assumption of liabilities of $476,000. In addition, the local development authority in Iowa acquired certain Parker fixed assets for $750,000. Based upon the proposed terms of the sale, the Company recorded, in the fourth quarter of fiscal 1998, a pre-tax charge of $1,635,000 to adjust the carrying value of Parker's assets to their estimated fair market value. No additional pre-tax gain or loss was recorded upon completion of the sale. However, the sale did result in a tax benefit of approximately $535,000 recorded in 1999.

      The non-interest bearing note has been discounted to $3,000,000 and is payable in monthly installments as to the extent the accounts receivable, acquired by Top Air pursuant to the sale agreement, are collected. The note is secured by such accounts receivable. The terms of the note provide further that, irrespective of the amounts collected on such accounts receivable, Top Air is required to pay no less than 60% of the principal amount of the note by November 15, 1999, 85% of the principal of the note by November 15, 2000, with the final payment of all outstanding principal due on February 15, 2001. At October 31, 1999, $1,047,000 was outstanding on the note and is included in other assets on the consolidated balance sheet.

      The carrying value of the net assets of Parker, which was a component of the Company's Trailers and Agricultural Equipment segment, were included in the consolidated balance sheet at October 25, 1998 as "Net assets held for sale". Sales attributable to Parker were $1,004,000, $11,715,000 and $12,697,000 for 1999, 1998 and 1997, respectively. Income (loss) from operations, before the allocation of corporate expenses, from Parker was ($607,000), $741,000 and $1,044,000 for 1999, 1998 and 1997, respectively.

      Sale of DewEze - Effective July 24, 1998, the Company sold substantially all of the assets of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary, for cash proceeds of approximately $4,200,000 and a note for $700,000, plus the assumption of approximately $600,000 in liabilities. Quarterly principal payments are due on the note beginning January 2001 through October 2005. Interest on the note is due quarterly at 9% per annum beginning January 1999 through October 2001, at which time the rate increases to 12% per annum, and further increases 1% per year thereafter through maturity of the note and is being recorded using the effective interest method. The Company has no further commitments or contingencies related to the sale of DewEze. Net sales attributable to DewEze were $5,844,000 and $7,417,000 for 1998 and 1997, respectively. Income from operations, before allocation of corporate expenses, from DewEze was $272,000 and $752,000 for 1998 and 1997, respectively.

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

      Sale of Great Bend - Effective April 26, 1998, the Company sold substantially all of the assets of Great Bend to Allied Products Corporation of Chicago, Illinois, for cash proceeds of approximately $9,900,000, plus the assumption of approximately $2,100,000 in liabilities. The Company recorded a pre-tax gain on the sale of Great Bend of $2,775,000 ($924,000 net of tax). Net sales attributable to Great Bend were $7,251,000 and $13,689,000 for 1998 and 1997, respectively. Income from operations, before allocation of corporate expenses, from Great Bend was $670,000 and $1,466,000 for 1998 and 1997, respectively.

      Acquisition of Astro Air - Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8,000,000 in cash, plus the repayment, shortly after closing, of approximately $2,700,000 in debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $1,425,000, which is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of net revenues generated by certain specified customers. During 1999 and 1998, the Company recorded $878,000 and $425,000, respectively, of contingent consideration under the agreement with DPI as goodwill based upon related revenue.

      The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions of Rhodes and Astro Air and the dispositions of DewEze and Great Bend had occurred at the beginning of fiscal year 1997 after giving effect to certain adjustments, including depreciation expense related to the fair market write-up of machinery and equipment, amortization of intangible assets, including goodwill, the elimination of the gain on the disposition of Great Bend and elimination of the restructuring charge and other merger-related costs incurred in connection with the merger of Cramer into Rhodes, including the termination of the lease on the Cramer facility. The disposition of Parker is not reflected in the pro forma financial information presented below because the effect on the financial statements is not considered to be significant. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 1997.


                                                                                  1998                 1997
      Net sales                                                             $ 165,457,000        $ 150,630,000
      Income from operations                                                    9,126,000            8,087,000
      Net income                                                                  729,000            2,241,000
      Net (loss) income available for common stockholders                        (341,000)           1,194,000

      Basic (loss) earnings per common share                                      $ (0.06)              $ 0.21

4.    INVENTORIES

                                                      1999             1998

        Raw materials and purchased parts         $ 9,619,000        $10,039,000
        Work in process                             4,076,000          4,161,000
        Finished goods                              6,478,000          7,062,000
                                                   ----------       ------------

        Total                                     $20,173,000        $21,262,000
                                                  ===========        ===========

5. PROPERTY, PLANT AND EQUIPMENT

                                                   1999                  1998

   Land and improvements                       $ 1,385,000           $ 1,443,000
   Buildings and improvements                   17,390,000            14,928,000
   Machinery and equipment                      49,297,000            45,379,000
   Construction in progress                      1,374,000             2,525,000
                                               -----------           -----------

   Total                                        69,446,000            64,275,000
   Accumulated depreciation                     33,546,000            28,360,000
                                               -----------           -----------

   Property, plant and equipment, net          $35,900,000           $35,915,000
                                               ===========           ===========



   Depreciation expense was approximately $5,504,000, $4,704,000 and $4,027,000 for 1999, 1998 and 1997, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS


                                                  1999                  1998

   Goodwill:
   Goodwill                                    $33,336,000           $33,003,000
   Accumulated amortization                      6,279,000             4,848,000
                                               -----------           -----------

   Goodwill, net                               $27,057,000           $28,155,000
                                               ===========           ===========

   Other Intangible Assets:
   Noncompetition agreements                   $ 3,020,000           $ 3,520,000
   Customer lists                                8,000,000             8,000,000
   Other                                           566,000               541,000
                                               -----------           -----------

   Total                                        11,586,000            12,061,000
   Accumulated amortization                      3,693,000             3,371,000
                                               -----------           -----------

   Other intangible assets, net                $ 7,893,000           $ 8,690,000
                                               ===========           ===========

   Amortization expense related to goodwill and other intangible assets was approximately $2,262,000 for 1999, $2,411,000 for 1998 and $2,173,000 for
   1997.

7. RELATED PARTY DEBT

   Related party debt consists of promissory notes to preferred stockholders, payable on demand, but no later than October 2005, aggregating $1,815,000 and $2,843,000 as of October 31, 1999 and October 25, 1998, respectively. Interest on the notes is paid quarterly at 8%.

8.    LONG-TERM DEBT

                                                                                  1999              1998

Revolving credit agreements                                                    $38,150,000      $48,200,000

Termloans, payable in monthly installments through 2009
   at variable rates from 5% to 8.5%, collateralized by
   certain real property                                                         1,675,000        2,079,000

Industrial revenue bonds, payable in varying installments
   through 2018 at rates from 4.25% to 7.5%, collaterized
   by certain real property, building and equipment                             10,679,000       11,069,000

Subordinated promissory notes, payable in varying installments
   through 2005 at rates from 7.6% to 9%                                         2,848,000        3,923,000

Other long-term debt                                                               313,000          410,000
                                                                               -----------      -----------

           Total long-term debt                                                 53,665,000       65,681,000

   Less current portion                                                          2,064,000        1,935,000
                                                                               -----------      -----------

   Long-term debt, net of current portion                                      $51,601,000      $63,746,000
                                                                               ===========      ===========

   On January 22, 1999, the Company entered into a new $55,000,000 revolving credit facility with the Company's two primary banks, expiring in December 2002. At October 31, 1999, $38,150,000 was outstanding and $16,850,000 was available for additional borrowing under the facility. The facility is secured by the non-real estate assets of the Company. Interest is payable at the Company's option, at either the bank's prime rate or a variable spread (2.5% at October 31, 1999) over the London Interbank Offered Rate. The average amount outstanding under the Company's revolving credit facilities in 1999 was $46,932,000 and the weighted average interest rate was 8.1%. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was in compliance with such covenants at October 31, 1999, and expects to be in compliance with such covenants for the foreseeable future.

   Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

   Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (6.19% at October 31, 1999) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In March 1999, the Company entered into an interest rate swap agreement with one of its banks with an initial notional amount of $5,750,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (3.6% at October 31, 1999). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. These agreements are accounted for using settlement accounting.

   The aggregate amount of required payments on long-term debt is as follows:

   Year ending October:
   2000                                                              $ 2,064,000
   2001                                                                2,471,000
   2002                                                                1,249,000
   2003                                                               39,308,000
   2004                                                                1,193,000
   Thereafter                                                          7,380,000
                                                                     -----------

   Total                                                             $53,665,000
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

      Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $20,750,000 and were in a liability position of $285,000 at October 31, 1999.

10. PENSION AND POSTRETIREMENT PLANS

   Pension Plans - The Company sponsors a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly employees, who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. Pension expense related to these plans was $1,233,000, $1,017,000 and $891,000 for 1999, 1998 and 1997, respectively.

   Motor Products has a defined benefit pension plan covering substantially all of its hourly employees. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

   Effective October 31, 1999, the Company adopted SFAS No. 132, Employers Disclosures About Pensions and Other Post-Retirement Benefits. In accordance with SFAS No. 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets.

                                                                       1999         1998
   Change in projected pension benefit obligation:
   Projected pension benefit obligation at beginning of year       $3,415,000    $3,074,000
   Service cost                                                       106,000        83,000
   Interest cost                                                      204,000       200,000
   Actuarial (gain) loss                                             (485,000)      182,000
   Benefits paid                                                     (149,000)     (124,000)
                                                                   ----------    ----------

   Projected pension benefit obligation at end of year             $3,091,000    $3,415,000
                                                                   ==========    ==========

                                                                       1999          1998
   Change in plan assets:
   Fair value of plan assets at beginning of year                  $3,604,000    $3,455,000
   Actual return on plan assets                                       644,000       281,000
   Employee contributions                                              15,000        17,000
   Benefits and expenses paid                                        (182,000)     (149,000)
                                                                   ----------    ----------

   Fair value of plan assets at end of year                        $4,081,000    $3,604,000
                                                                   ==========    ==========


                                                                       1999          1998

   Excess of fair value of plan assets over benefit obligation        990,000       190,000
   Unrecognized initial net credit                                   (247,000)     (289,000)
   Unrecognized prior service cost                                    228,000       247,000
   Unrecognized net (gain) loss                                      (565,000)      264,000
                                                                   ----------    ----------

   Prepaid pension asset                                            $ 406,000     $ 412,000
                                                                   ==========    ==========

   The accumulated benefit obligation was $2,660,000 as of October 31, 1999 and $2,896,000 as of October 25, 1998.

   Components of net pension expense (credit) included in the consolidated statements of operations for 1999, 1998 and 1997 are as follows:

                                                        1999          1998           1997
   Service cost                                      $ 106,000      $ 83,000      $  69,000
   Interest cost on projected benefit obligation       204,000       200,000        194,000
   Expected return on assets                          (283,000)     (272,000)      (243,000)
   Amortization of unrecognized net credit             (41,000)      (41,000)       (41,000)
   Amortization of prior service cost                   19,000        19,000         13,000
                                                     ---------     ---------      ---------

   Net pension expense (credit)                      $   5,000     $ (11,000)     $  (8,000)
                                                     ---------     ---------      ---------

   Additional disclosures and assumptions:

                                                         1999              1998

   Discount rate                                         7.25%             6.25%
   Expected long-term rate of return                      8.0               8.0
   Salary increases                                       5.0               5.0


   Postretirement Plan - Motor Products - Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees who retire from Motor Products. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

   The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets at October 31, 1999 and October 25, 1998:

                                                                                    1999              1998
   Change in accumulated postretirement benefit obligation:

   Accumulated postretirement benefit obligation, beginning of year               $2,009,000       $2,126,000
   Service cost                                                                      128,000          114,000
   Interest cost                                                                     118,000          113,000
   Actuarial gain                                                                   (335,000)        (296,000)
   Benefits paid                                                                     (47,000)         (48,000)
                                                                                  ----------       ----------

   Accumulated postretirement benefit obligation, end of year                     $1,873,000       $2,009,000
                                                                                  ==========       ==========

                                                                                      1999             1998

   Accumulated postretirement benefit obligation                                  $1,873,000       $2,009,000
   Unrecognized net loss from past experience different
     from that assumed and from changes in assumptions                               (29,000)        (368,000)
   Prior service cost not yet recognized in net periodic
     postretirement benefit cost                                                     315,000          333,000
                                                                                  ----------       ----------

   Accrued postretirement benefit cost                                            $2,159,000       $1,974,000
                                                                                  ==========       ==========

    Net periodic postretirement benefit cost included the following components for 1999, 1998 and 1997:

                                            1999           1998            1997

    Service cost                          $128,000       $114,000       $119,000
    Interest cost                          118,000        113,000        132,000
    Amortization of prior service cost     (14,000)       (17,000)        16,000
                                          --------       --------       --------
    Total                                 $232,000       $210,000       $267,000
                                          ========       ========       ========


    For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.2% for 2012, and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1999 by $426,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $68,000. Decreasing the assumed healthcare postretirement benefit obligation as of October 31, 1999 by 1% decreases the accumulated postretirement benefit obligation by $318,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $49,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of October 31, 1999 and 6.25% as of October 25, 1998.

    Postretirement Plan - Rhodes - Rhodes provides postretirement income, medical benefits and life insurance benefits to certain current and former employees who retire from Rhodes. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis. The Company recognizes the expected cost of providing such postretirement benefits during employees' active service periods.

    The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets at October 31, 1999 and October 25, 1998:

                                                                           1999           1998
    Change in accumulated postretirement benefit obligation:

    Accumulated postretirement benefit obligation, beginning of year     $784,000       $752,000
    Interest cost                                                          49,000         44,000
    Actuarial gain                                                        (41,000)            --
    Benefits paid                                                         (41,000)       (12,000)
                                                                         --------       --------
    Accumulated postretirement benefit obligation, end of year           $751,000       $784,000
                                                                         ========       ========

    Net periodic post retirement benefit cost consists of interest cost of $49,000 for 1999 and $44,000 for 1998. The effects of assumed changes in the healthcare cost trend by 1% are not material.

                                                                           1999           1998
    Accumulated postretirement benefit obligation                        $751,000       $784,000

    Unrecognized net gain (loss) from past experience different
     from that assumed and from changes in assumptions                      7,000        (45,000)
                                                                         --------       --------
    Accrued postretirement benefit cost                                  $758,000       $739,000
                                                                         ========       ========




    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 6.25% for 1999 and 1998, respectively, and the medical inflation rate was 5.5% and 4.5% for 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and certain production facilities and equipment under operating leases. Operating lease expense was approximately $1,202,000, $1,489,000 and $1,107,000 for 1999, 1998 and 1997, respectively, net of sublease rentals and reimbursements of utilities of $63,000 and $44,000 for 1998 and 1997, respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $305,000. Future minimum rental payments under non-cancelable operating leases are as follows:

                        2000                   $1,066,000
                        2001                      849,000
                        2002                      445,000
                        2003                      336,000
                        2004                      322,000
                        Thereafter                585,000
                                               ----------
                                               $3,603,000
                                               ==========

    At October 31, 1999, outstanding letters of credit totaled approximately $12,317,000 and primarily guarantee industrial revenue bonds.

    The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's various facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

    The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. The Company has entered into a settlement agreement with the former operators of the site. In accordance with the terms of the agreement, the Company received $600,000 from the former operators, in return for a release from future obligations with respect to environmental matters related to the site. The $600,000 received, which is included in accrued expenses at October 31, 1999, will be used to complete the environmental investigation of the site and to conduct any remedial measures which may be required. Based upon the amounts recorded as liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial results of the Company.

    The Company has been named as a potentially responsible party with respect to three hazardous substance disposal sites currently under remediation by the U.S. Environmental Protection Agency (the "EPA") under its "Superfund" program. With respect to all three sites, based on the minimal amount of waste alleged to have been contributed to the sites by the Company, the Company expects to resolve the matters through the payment of de minimis amounts.

    Sooner Trailer has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $11,300,000 of product as of October 31, 1999. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner Trailer has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

    In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

12. RESTRUCTURING CHARGE

    In connection with the merger in 1998 of the Company's Cramer subsidiary into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded, in the third quarter of 1998, a restructuring charge of $909,000. The restructuring charge included $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 predominantly manufacturing employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. At October 25, 1998, approximately $125,000 of accrued restructuring costs was included in accrued expenses and accrued compensation and benefits. The remaining restructuring costs were paid in fiscal 1999.

13. INCOME TAX EXPENSE

    The income tax provision consists of the following:

                                       1999            1998              1997
    Current:
       Federal                      $ 986,000       $2,967,000       $2,400,000
       State                          257,000          394,000          103,000
    Deferred - Federal                (33,000)        (561,000)        (403,000)
                                   ----------       ----------       ----------
    Income tax expense             $1,210,000       $2,800,000       $2,100,000
                                   ==========       ==========       ==========

    The reconciliation to the statutory federal income tax rate is as follows:

                                                                       1999       1998       1997
    Federal income tax provision at statutory rate                     34.0%      34.0%      34.0%
    State income taxes, net of federal income tax benefit               5.5        7.2        1.4
    Amortization of excess cost of net assets acquired                 15.8       13.9       10.8
    Effect of disposition of businesses                               (17.9)      18.4         --
    Other                                                               3.1        6.5       (1.0)
                                                                      -----      -----      -----
    Provision for income taxes                                         40.5%      80.0%      45.2%
                                                                      =====      =====      =====

    The components of the Company's net deferred tax assets and liabilities are as follows:

                                                        1999             1998
    Deferred tax asset:
     Accruals and reserves                         $ 3,128,000      $ 3,347,000
     Tax credits and loss carryforwards              2,166,000          900,000
     Intangibles                                            --          971,000
     Other                                             135,000          126,000
                                                   -----------      -----------
                                                     5,429,000        5,344,000

     Valuation allowance                            (2,060,000)      (2,724,000)
                                                   -----------      -----------
          Total                                    $ 3,369,000      $ 2,620,000
                                                   ===========      ===========
    Deferred tax liability:
     Intangibles                                   $ 2,008,000      $ 2,584,000
     Pension                                           140,000          140,000
     Property, plant and equipment                   2,275,000        1,502,000
     Other                                             165,000           28,000
                                                   -----------      -----------
          Total                                    $ 4,588,000      $ 4,254,000
                                                   -----------      -----------
    Net deferred tax liability                     $(1,219,000)     $(1,634,000)
                                                   ===========      ===========

    These amounts are included in the accompanying consolidated financial statements as follows:

                                                       1999             1998

    Current assets                                 $ 1,220,000      $   733,000
    Long-term liabilities                           (2,439,000)      (2,367,000)
                                                   -----------      -----------
    Net deferred tax liability                     $(1,219,000)     $(1,634,000)
                                                   ===========      ===========


    The Company has recorded valuation allowances which management has determined are sufficient to reduce its deferred tax assets to an amount which is more likely than not to be realized. The Company's valuation allowances relate primarily to intangible assets, federal and state net operating loss carry-forwards, and other state deferred tax assets.

    As a result of the acquisition of Rhodes, the Company has approximately $1,400,000 of net operating loss carry forwards as of October 31, 1999 available to reduce the taxable income of Rhodes for federal income tax reporting purposes and which expire between 2003 and 2011. The utilization of these net operating losses are subject to annual limitations under
    Section 382 of the Internal Revenue Code.

14. CONVERTIBLE PREFERRED STOCK

    In connection with the acquisition of Stature in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock is convertible into the Company's common stock on a one-for-one basis, at the holders' option, through October 2000, at which time, the Company has the right, but is not obligated, to redeem, the preferred stock for cash at its stated value of $14.00 per share. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 in 2009 for a maximum liquidation amount of $22,500,000. The Company is accreting the value of its preferred stock to its stated value of $14.00 per share over the period ending in October 2000, when the conversion feature of the stock expires, using the effective interest method at a rate of 7.6%.

    The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. To the extent that the preferred stock has not been converted by October 2000, the increasing rate dividend will be accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method, at a rate of 8.7%. Dividends paid on the preferred stock were $750,000 for 1999, 1998 and 1997.

    The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. At October 31, 1999, there are no accrued preferred dividends. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock. In certain circumstances, the issuance of other classes of securities require the approval of the Class A preferred stockholders.

15. STOCK-BASED COMPENSATION PLANS

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

    The Company also maintains a stock option plan (the "1994 Plan"), designed to serve as an incentive for retaining valuable employees and directors. All employees and directors of the Company are eligible to participate in the 1994 Plan. The 1994 Plan provides for the granting of options to purchase an aggregate of up to 500,000 shares of common stock of the Company. Options granted generally vest over five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

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

    The following schedule summarizes stock option activity and status:

                                                                    Year Ended
                                 --------------------------------------------------------------------------------
                                    October 31, 1999            October 25, 1998             October 26, 1997
                                               Weighted                    Weighted                      Weighted
                                               Average                      Average                       Average
                                               Exercise                    Exercise                      Exercise
                                 Options        Price         Options        Price         Options         Price
Outstanding,
  beginning of year              587,000        $8.57         371,000       $ 9.31         334,000        $10.14
 Granted                         204,000         4.70         296,000         7.82          81,000          6.65
 Exercised                            --           --          (1,000)        6.13              --            --
 Cancelled                        (6,000)        6.13         (79,000)        9.26         (44,000)        10.70
                                 -------                      -------                      -------
Outstanding, end of year         785,000        $7.58         587,000       $ 8.57         371,000        $ 9.31
                                 =======                      =======                      =======
Exercisable, end of year         270,000        $9.50         155,000       $10.15         135,000        $10.69
                                 =======                      =======                      =======

    The following table summarizes information about stock options outstanding at October 31, 1999:

                                                   Options Outstanding                     Options Exercisable
                                           -------------------------------------          ----------------------
                                                         Weighted
                                                          Average
                                                         Remaining      Weighted                        Weighted
                                                        Contractual      Average                        Average
                                                           Life         Exercise                        Exercise
Range of Exercise Prices                   Options       in Years         Price           Options        Price
$4.16 - $5.75                              204,000         9.33          $ 4.70                --        $   --

$5.88 - $8.00                              381,000         7.96          $ 7.43           108,000        $ 7.09

$8.88 - $11.38                              85,000         6.07          $ 9.17            53,000        $ 9.26

$12.00                                     115,000         5.15          $12.00           109,000        $12.00
                                           -------                                        -------

                                           785,000         7.70          $ 7.58           270,000        $ 9.53
                                           =======                                        =======

    The Company accounts for the 1994 Plan and stock options granted under the Incentive Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1994 Plan and the Incentive Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $219,000 and $0.04 per share, respectively for 1999, $84,000 and $0.01 per share, for 1998, $129,000 and $0.02 per share, for 1997. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during 1999, 1998 and 1997 was $277,000, $575,000 and $252,000, respectively. The fair value of the options granted were estimated on the date of grant using the Binomial option-pricing model with the following assumptions for grants in 1999, 1998 and 1997: risk-free interest rate of 6.3%, 4.7%, and 6.2%, respectively, expected volatility of 35%, 31% and 63%, respectively, dividend yield of 5.1%, 4.6% and 5.4%, respectively, and an expected life of six years in 1998, 1997 and 1996.

16. SEGMENT INFORMATION

    As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized based upon the products and services it offers. Under this organizational structure, the Company operates in four business segments: Motors, Coils, Trailers and Agricultural Equipment, and Other.

    The Motors segment manufactures fractional and integral horsepower motors. Significant markets for the Company's motors include commercial products and equipment, healthcare and recreation.

    The Coils segment manufactures heat exchange coils primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. This segment includes the results of Astro Air, which was acquired in April 1998.

    The Trailers and Agricultural Equipment segment includes the Company's Sooner Trailer subsidiary, which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer sells its trailers through a dealer network located throughout the United States and Canada. Also included in this segment, through the dates of their sales, are the agricultural equipment companies, Great Bend (sold in April 1998), DewEze (sold in July 1998), and Parker (sold in March 1999).

    The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. Rhodes manufactures timers and subfractional horsepower motors for use in commercial applications.

    The Company derives substantially all of its revenues from within the United States. Company assets located outside of the United States are not considered material. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    The following table includes net sales, income (loss) from operations, capital additions, and depreciation and amortization expense for the fiscal years ended October 1999, 1998 and 1997 and identifiable assets as of October 1999, 1998 and 1997 for each segment:

                                                                  1999               1998               1997
   Identifiable assets:
    Motors                                                   $ 49,115,000       $ 50,988,000       $ 44,262,000
    Coils                                                      22,969,000         21,292,000          6,594,000
    Trailers and Agricultural Equipment                        22,882,000         31,190,000         42,778,000
    Other                                                      20,369,000         20,964,000         16,239,000
    Corporate                                                   1,355,000            772,000          1,808,000
                                                             ------------       ------------       ------------
          Total identifiable assets                          $116,690,000       $125,206,000       $111,681,000
                                                             ============       ============       ============
    Net sales:
    Motors                                                   $ 63,941,000       $ 54,188,000       $ 46,865,000
    Coils                                                      46,634,000         30,555,000         15,515,000
    Trailers and Agricultural Equipment                        40,277,000         58,958,000         64,111,000
    Other                                                      19,269,000         16,267,000         16,570,000
                                                             ------------       ------------       ------------
          Total net sales                                    $170,121,000       $159,968,000       $143,061,000
                                                             ============       ============       ============
    Income (loss) from operations:
    Motors                                                   $  8,353,000       $  7,384,000       $  6,187,000
    Coils                                                       3,114,000          3,571,000          1,558,000
    Trailers and Agricultural Equipment                         1,289,000          3,071,000          4,505,000
    Other                                                       1,410,000            (58,000)         1,180,000
    Corporate (1)                                              (6,612,000)        (6,792,000)        (4,835,000)
                                                             ------------       ------------       ------------
          Total income from operations                       $  7,554,000       $  7,176,000       $  8,595,000
                                                             ============       ============       ============
    Capital Additions:
    Motors                                                   $  3,232,000       $  5,680,000       $  2,463,000
    Coils                                                       1,563,000          1,133,000            326,000
    Trailers and Agricultural Equipment                           325,000          1,106,000          1,555,000
    Other                                                         477,000            982,000            807,000
    Corporate                                                      80,000            672,000            184,000
                                                             ------------       ------------       ------------
          Total capital additions                            $  5,677,000       $  9,573,000       $  5,335,000
                                                             ============       ============       ============
    Depreciation and amortization expense:
    Motors                                                   $  3,420,000       $  2,890,000       $  2,672,000
    Coils                                                       2,009,000          1,134,000            493,000
    Trailers and Agricultural Equipment                           774,000          1,642,000          1,791,000
    Other                                                       1,131,000          1,005,000            985,000
    Corporate                                                     432,000            444,000            259,000
                                                             ------------       ------------       ------------
          Total depreciation and amortization expense        $  7,766,000       $  7,115,000       $  6,200,000
                                                             ============       ============       ============

    (1) Includes unallocated corporate expenses, primarily executive, information technology, and other administrative expenses; also reflects a restructuring charge of $909,000 in 1998.

17. QUARTERLY INFORMATION (UNAUDITED)

                                                    First              Second              Third              Fourth
                                                   Quarter            Quarter             Quarter             Quarter
                                                   -------            -------             -------             -------
    Year Ended October 31, 1999:
    -----------------------------------------
    Net sales                                       $ 38,835,000       $ 45,742,000        $ 43,910,000        $ 41,634,000

    Gross profit                                       7,228,000          9,296,000           8,796,000           6,670,000

    Income (loss) before taxes                          (243,000)         1,587,000           2,147,000            (504,000)

    Net income (loss)                                   (132,000)         1,299,000           1,054,000            (444,000)

    Net income (loss) available
      for common stockholders                           (403,000)         1,026,000             779,000            (720,000)

    Basic and diluted earnings (loss)
      per common share                                     (0.07)              0.18                0.13               (0.12)

    Year Ended October 25, 1998:
    -----------------------------------------
    Net sales                                       $ 34,054,000       $ 41,868,000        $ 42,998,000        $ 41,048,000

    Gross profit                                       7,496,000         10,224,000           8,495,000           8,334,000

    Income (loss) before taxes                            11,000          4,630,000            (362,000)           (777,000)

    Net income (loss)                                      6,000          1,937,000            (338,000)           (903,000)

    Net income (loss) available
      for common stockholders                           (259,000)         1,670,000            (606,000)         (1,173,000)

    Basic and diluted earnings (loss)
      per common share                                     (0.04)              0.29               (0.10)              (0.20)

    The fourth quarter of 1999 included $500,000 of increased warranty costs associated with specific product identified during the period, a $500,000 inventory adjustment recognized at year-end when a physical inventory was completed, and a $500,000 adjustment to the Company's workers' compensation accrual, representing an increase in the estimated costs to resolve open claims related to previous years.

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

    The fourth quarter of 1998 includes a pre-tax charge of $1,635,000 to adjust the carrying value of the assets of the Company's Parker subsidiary to their estimated fair market value in connection with its sale.

                                   * * * * * *

                                                                     Schedule II

                                                       Owosso Corporation
                                        Valuation and Qualifying Accounts and Reserves
                                          For the three years ended October 31, 1999
-----------------------------------------------------------------------------------------------------------------------

                                          Balance at       Charged to          Charged                         Balance at
                                           Beginning        Costs and         to Other         Deductions        End of
                                           of Period         Expenses       Accounts (a)           (b)           Period
                                        -------------      -----------      ------------       ----------      ----------
For  the year ended October 31, 1999
     Allowances on:
          Accounts receivable            $  341,000        $  106,000               --       $  (129,000)      $  318,000
          Inventory                       1,353,000           853,000               --          (777,000)       1,429,000
     Accrued restructuring costs            125,000                --               --          (125,000)              --

For  the year ended October 25, 1998
     Allowances on:
          Accounts receivable            $  300,000        $   89,000         $ 82,000       $  (130,000)      $  341,000
          Inventory                         616,000         1,382,000          423,000        (1,068,000)       1,353,000
     Accrued restructuring costs                 --           909,000               --          (784,000)         125,000

For  the year ended October 26, 1997
     Allowances on:
          Accounts receivable            $  509,000        $  249,000         $     --       $  (458,000)      $  300,000
          Inventory                         565,000         1,010,000               --          (959,000)         616,000

--------------------------------------------------------

(a)  Primarily relates to the effects of acquisitions.
(b) As to accounts receivable and inventory, primarily represents amounts written off against related assets; as to accrued restructuring costs, represents amounts paid.