Form 10-Q
period 2000-01-30
OWOSSO CORP
filed 2000-03-14
CIK 921046

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: January 30, 2000                   Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 10, 2000, 5,849,739 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page
PART I - FINANCIAL INFORMATION:


     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations                3
              for the Three Months Ended January 30, 2000 and
              January 31, 1999 (unaudited)

              Condensed Consolidated Balance Sheets at January 30,           4
              2000 (unaudited) and October 31, 1999

              Condensed Consolidated Statements of Cash Flows                5
              for the Three Months Ended January 30, 2000 and
              January 31, 1999 (unaudited)

              Notes to Condensed Consolidated Financial Statements           6
              (unaudited)

     Item 2.  Management's Discussion and Analysis of                        10
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks    15


PART II - OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K                               16

OWOSSO CORPORATION
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended
                                                           ------------------------------
                                                           January 30,        January 31,
                                                              2000               1999

Net sales                                                  $37,879,000        $38,835,000

Cost of products sold                                       31,281,000         31,607,000
                                                           -----------        -----------

Gross profit                                                 6,598,000          7,228,000

Selling, general and administrative expenses                 5,821,000          6,248,000
                                                           -----------        -----------

Income from operations                                         777,000            980,000

Interest expense                                             1,332,000          1,296,000

Other income                                                    47,000             73,000
                                                           -----------        -----------

Loss before income taxes                                      (508,000)          (243,000)

Income tax benefit                                            (236,000)          (111,000)
                                                           -----------        -----------
Net loss                                                      (272,000)          (132,000)

Dividends and accretion on preferred stock                    (278,000)          (271,000)
                                                           -----------        -----------
Net loss available for common stockholders                 $  (550,000)       $  (403,000)
                                                           ===========        ===========

Basic and diluted loss per common share                    $     (0.09)       $     (0.07)
                                                           ===========        ===========

Weighted average number of common shares outstanding         5,830,000          5,816,000
                                                           ===========        ===========









           See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   January 30,       October 31,
                                                      2000              1999
ASSETS                                             (Unaudited)       (See Note)

CURRENT ASSETS:
       Cash and cash equivalents                  $    349,000     $    161,000
       Receivables, net                             18,642,000       19,999,000
       Inventories, net                             21,285,000       20,173,000
       Prepaid expenses and other                    1,656,000        1,101,000
       Deferred taxes                                1,220,000        1,220,000
                                                  ------------     ------------
            Total current assets                    43,152,000       42,654,000

PROPERTY, PLANT AND EQUIPMENT, NET                  35,049,000       35,900,000

GOODWILL, NET                                       26,930,000       27,057,000

OTHER INTANGIBLE ASSETS, NET                         7,699,000        7,893,000

OTHER ASSETS                                         2,685,000        3,186,000
                                                  ------------     ------------
TOTAL ASSETS                                      $115,515,000     $116,690,000
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                   $ 13,918,000     $ 13,169,000
       Accrued expenses                              7,687,000        8,695,000
       Current portion of related party debt         1,815,000        1,815,000
       Current portion of long-term debt             1,977,000        2,064,000
                                                  ------------     ------------

            Total current liabilities               25,397,000       25,743,000

LONG-TERM DEBT, LESS CURRENT PORTION                51,459,000       51,601,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES        2,960,000        2,923,000

DEFERRED TAXES                                       2,522,000        2,439,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                33,177,000       33,984,000
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $115,515,000     $116,690,000
                                                  ============     ============

Note: the balance sheet at October 31, 1999 has been condensed from the audited financial statements at that date.

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       Three Months Ended
                                                                -----------------------------
                                                                 January 30,       January 31,
                                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                 $  (272,000)      $  (132,000)
       Adjustments to reconcile net loss to cash
            provided by (used in) operating activities:
            Depreciation                                          1,334,000         1,292,000
            Amortization                                            570,000           570,000
            Other                                                      --                --
            Changes in operating assets and liabilities            (432,000)       (1,384,000)
                                                                -----------       -----------

       Net cash provided by operating activities                  1,200,000           346,000
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                  (630,000)       (2,313,000)
       Contingent consideration on acquisition                     (237,000)         (223,000)
       Other                                                        620,000             1,000
                                                                -----------       -----------

       Net cash used in investing activities                       (247,000)       (2,535,000)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement              200,000         4,400,000
       Payments on long-term debt                                  (428,000)         (468,000)
       Payments on related party debt                                  --          (1,028,000)
       Dividends paid                                              (537,000)         (711,000)
                                                                -----------       -----------

       Net cash (used in) provided by financing activities         (765,000)        2,193,000
                                                                -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           188,000             4,000

CASH AND CASH EQUIVALENTS, BEGINNING                                161,000           191,000
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, ENDING                               $   349,000       $   195,000
                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                            $ 1,054,000       $ 1,495,000
                                                                ===========       ===========
       Taxes paid                                               $   232,000       $    84,000
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

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company - The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company currently operates in four business segments: Motors, Coils, Trailers and Agricultural Equipment, and Other.

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

         The Coils segment manufactures heat exchange coils primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment include Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"), which began operations in March 1999. The Company sells its coils primarily throughout North America and also in Europe.

         The Trailers and Agricultural Equipment segment includes Sooner Trailer Manufacturing Co. ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer sells its trailers through a dealer network located throughout the United States and Canada. Also included in this segment through March 1999, the date of its sale, is Parker Industries ("Parker").

         The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. Rhodes manufactures timers and subfractional horsepower motors for use in commercial applications.

         Financial Statements - The condensed consolidated balance sheet as of January 30, 2000 and the condensed consolidated statements of operations and cash flows for the three months ended January 30, 2000 and January 31, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1999 Annual Report on Form 10-K.

         Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks. The first fiscal quarter of 1999 included 14 weeks, whereas the first quarter of 2000 included 13 weeks.

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

         Comprehensive income - The Company presents comprehensive income (loss) as a component of stockholders' equity. For the first quarter of 2000, total comprehensive income (loss) was ($547,000) and consisted of a net loss available for common stockholders of $550,000, offset by income on foreign currency translation adjustment of $3,000. The Company's comprehensive income for the first quarter of 1999 consisted solely of net loss.

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


2.       INVENTORIES

                                                  January 30,       October 31,
                                                     2000              1999

         Raw materials and purchased parts       $ 10,349,000       $ 9,619,000
         Work in process                            3,785,000         4,076,000
         Finished goods                             7,151,000         6,478,000
                                                 ------------      ------------

         Total                                   $ 21,285,000      $ 20,173,000
                                                 ------------      ------------


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

         The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. In the fourth quarter of fiscal 1999, the Company entered into a settlement agreement with the former operators of the site. In accordance with the terms of the agreement, the Company received $600,000 from the former operators, in return for a release from future obligations with respect to environmental matters related to the site. The $600,000 received, which is included in accrued expenses, will be used to complete the environmental investigation of the site and to conduct any remedial measures which may be required. Based upon the amounts recorded as liabilities, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the consolidated financial results of the Company.

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

         Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $11,300,000 of product as of January 30, 2000. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

         In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

   4.    SEGMENT INFORMATION

                                                        Three Months Ended
                                                   January 30,      January 31,
                                                      2000             1999
         Net sales:
         Motors                                   $ 13,998,000     $ 15,281,000
         Coils                                      10,479,000       11,026,000
         Trailers and Agricultural Equipment         9,169,000        7,978,000
         Other                                       4,233,000        4,550,000
                                                  ------------     ------------

                    Total net sales               $ 37,879,000     $ 38,835,000
                                                  ============     ============

         Income (loss) from operations:
         Motors                                    $ 1,266,000      $ 1,750,000
         Coils                                         317,000          942,000
         Trailers and Agricultural Equipment           369,000         (127,000)
         Other                                         394,000          (24,000)
         Corporate (1)                              (1,569,000)      (1,561,000)
                                                  ------------     ------------

                    Total income from operations  $    777,000     $    980,000
                                                  ============     ============

         (1) Includes unallocated corporate expenses, primarily executive, information technology, and other administrative expenses.


         The Company derives substantially all of its revenues from within the United States. Identifiable assets of the segments are not materially different from amounts disclosed in the Company's 1999 Annual Report on Form 10-K. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and in the Company's 1999 Annual Report on Form 10-K.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of January 30, 2000 and the results of operations for the three months ended January 30, 2000 and January 31, 1999. The fiscal 2000 period included 13 weeks, whereas the fiscal 1999 period included 14 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

         Results of Operations

         The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                          Three Months Ended
                                                       -------------------------
                                                       January 30,   January 31,
                                                          2000          1999

         Net sales                                       100.0%       100.0%
         Cost of products sold                            82.6%        81.4%
                                                         -----        -----
         Gross profit                                     17.4%        18.6%
         Selling, general and administrative expenses     15.4%        16.1%
                                                         -----        -----
         Income from operations                            2.0%         2.5%
         Interest expense                                  3.5%         3.3%
         Other income                                      0.2%         0.2%
                                                         -----        -----
         Loss before income taxes                         -1.3%        -0.6%
         Income tax benefit                               -0.6%        -0.3%
                                                         -----        -----
         Net loss                                         -0.7%        -0.3%
         Dividends and accretion on preferred stock        0.7%         0.7%
                                                         -----        -----
         Net loss available for common stockholders       -1.4%        -1.0%
                                                         =====        =====


         Three months ended January 30, 2000 compared to three months ended January 31, 1999

         Net sales. Net sales for the first quarter of 2000 decreased 2.5%, or $1.0 million, to $37.9 million, as compared to net sales of $38.8 million in the prior year quarter. These results include the effects of the 14-week period in 1999 as compared to the 13-week period in the current quarter, and the effect of disposing of Parker in March 1999. Sales attributable to Parker were $606,000 in 1999.

         Net sales from Motors decreased 8.4% to $14.0 million in 2000, from $15.3 million in 1999 , as a result of the longer 14-week reporting period in 1999, as well as sales pressures, particularly from off-shore competitors, and a softening of the healthcare market.

         Net sales from Coils decreased 5.0% to $10.5 million in 2000 from $11.0 million in 1999. This decrease is a result of the longer 14-week reporting period in 1999 and weakness in demand experienced in the beverage refrigeration and heavy truck markets.

         Net sales from the Trailers and Agricultural Equipment segment were $9.2 million in 2000, as compared to $8.0 million in 1999. Sales attributable to Parker were $606,000 in 1999. Sales at Sooner Trailer, the only remaining business in this segment, increased 24.3%, or $1.8 million as a result of higher unit volume.

         Net sales from the Company's Other segment were $4.2 million in 2000, as compared to $4.6 million in 1999. This decrease was primarily a result of the longer 14-week reporting period in 1999.

         Gross profit. For 2000, gross profit was $6.6 million, or 17.4% of net sales, as compared to $7.2 million, or 18.6% of net sales in the prior year quarter.

         Gross profit from Motors decreased 10.8%, to $2.9 million, or 20.8% of net sales, as compared to $3.3 million, or 21.4% of net sales in 1999. These results reflect decreased sales volume and lower margins as a result of price pressures and changes in product mix.

         Gross profit from Coils was $1.0 million in 2000, or 9.9% of net sales, as compared to $1.6 million, or 14.3% of net sales in 1999. This decrease was primarily a result of operating inefficiencies, particularly at Snowmax, as well as lower sales volume to the beverage and heavy truck markets.

         In the Trailers and Agricultural Equipment segment, gross profit was $1.6 million, or 17.4% of net sales, as compared to $1.4 million, or 17.5% of net sales, in the prior year quarter, primarily as a result of increased sales volume.

         Gross profit from the Company's Other segment was $1.2 million in 2000, as compared to $1.0 million in 1999. This increase was a result of improved profitability at Rhodes.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $5.8 million, or 15.4% of net sales, as compared to $6.2 million, or 16.1% of net sales in the prior year quarter. This decrease was primarily attributable to the effects of the sale of Parker and the longer 14-week reporting period in 1999.

         Selling, general and administrative expenses for Motors were $1.6 million, or 11.8% of net sales, as compared to $1.5 million, or 9.9% of net sales in 1999. The increase in expense was primarily a result of increased bad debt expense.

         Selling, general and administrative expenses for Coils were $719,000, or 6.9% of net sales, as compared to $630,000, or 5.7% of net sales in 1999. The increase in expense was primarily a result of costs associated with the consolidation of the Coil Group, as well as, costs attributable to the Company's coil facility in England, which began production in March 1999.

         In the Trailers and Agricultural Equipment segment, selling, general and administrative expenses were $1.2 million, or 13.4% of net sales, as compared to $1.5 million, or 19.1% of net sales, in the prior year quarter. This decrease reflects the sale of Parker.

         Selling, general and administrative expenses at the Company's Other segment were $826,000 in the current quarter, as compared to $1.0 million in 1999.

         Unallocated corporate expenses included in selling, general and administrative expenses were $1.4 million, or 3.7% of net sales, as compared to $1.6 million, or 4.0% of net sales, in 1999. This decrease primarily reflects the 13-week accounting period in 2000, as compared to the 14-week period in 1999.

         Income from operations. For 2000, income from operations was $777,000, or 2.0% of net sales, as compared to $980,000, or 2.5% of net sales, in 1999.

         Income from operations for the Motors segment was $1.3 million, or 9.0% of net sales, in the first quarter of 2000, as compared to $1.8 million, or 11.5% of net sales, in the prior year quarter. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix.

         Income from operations for the Coils segment was $317,000, or 3.0% of net sales, as compared to $942,000, or 8.5% of net sales, in the prior year quarter. These results reflect decreased sales volume and lower margins.

         The Trailers and Agricultural Equipment segment had income from operations of $369,000 in 2000, as compared to a loss of $127,000 in the prior year quarter. This increase reflects the disposition of Parker which reported a net loss from operations in the prior year quarter and increased income from operations at Sooner Trailer.

         Income from operations for the Company's Other segment was $394,000 in 2000, as compared to a loss of $23,000 in the prior year quarter, reflecting improved profitability at Rhodes.

         Interest expense. Interest expense was $1.3 million for the first quarters of both 2000 and 1999.

         Income tax expense (benefit). The Company's effective income tax rate was 46.5% for 2000, as compared to 45.7% in the prior year quarter.

         Net income (loss) available for common stockholders. Net loss available for common stockholders was $550,000, or $.09 per share, in the first quarter of 2000, as compared to a net loss of $403,000, or $.07 per share, in the prior year quarter. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $188,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $90,000 and $83,000 for 2000 and 1999, respectively.

         Liquidity and Capital Resources

         Cash and cash equivalents were $349,000 at January 30, 2000. Working capital increased to $17.8 million at January 30, 2000 from $16.9 million at October 31, 1999. Net cash provided by operating activities was $1.2 million, as compared to $346,000 in prior year quarter. The increase in cash from operations was principally the result of changes in the level of current assets and current liabilities due to timing.

         Net cash used in investing activities included $630,000 for capital expenditures for equipment, invested primarily in the Motors and Coils segments and $237,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $4.2 million during the remainder of fiscal 2000, primarily for added capacity and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility. Cash flows from investing activities also include approximately $500,000 received on notes obtained in connection with the sales of subsidiaries.

         Net cash provided by financing activities included net borrowings of $200,000 under the Company's $55.0 million revolving credit agreement, debt repayments of $428,000, and the payment of dividends of $537,000.

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

         "Year 2000" Costs

         The Company did not experience any business interruptions or any other significant issues related to the "Year 2000". The costs associated with bringing the Company's centralized manufacturing and accounting information system and other date-sensitive equipment into "Year 2000" compliance was not material. In addition, the Company is not aware of any "Year 2000" disruptions at any of its significant suppliers or large customers.


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

         The quantitative and qualitative disclosures about market risk as of January 30, 2000 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 31, 1999. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this Item 3.

         Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

11       Computation of Per Share Earnings

27       Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

(b)      Form 8-K

                  No reports on Form 8-K were filed during the quarter ended January 30, 2000.


----------------------------
* Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      OWOSSO CORPORATION



         Date:    March 10, 2000      By: /s/ George B. Lemmon, Jr.
                                          -------------------------
                                             George B. Lemmon, Jr.
                                             President, Chief Executive
                                             Officer, and Director



                                      By: /s/ John M. Morrash
                                          -------------------------
                                             John M. Morrash
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, and
                                             Treasurer and Secretary