Form 10-Q
period 2000-04-30
OWOSSO CORP
filed 2000-06-14
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: April 30, 2000   Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 9, 2000, 5,849,739 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                               Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the three and six months ended April 30, 2000 and May 2, 1999
                           (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           April 30, 2000 (unaudited) and October 31, 1999

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the six months ended April 30, 2000 and May 2, 1999
                           (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               10
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risks           15


PART II - OTHER INFORMATION:

         Item 2.           Changes in Securities and Use of Proceeds                             16

         Item 4.           Submission of Matters to a Vote of Security Holders                   16

         Item 6.           Exhibits and Reports on Form 8-K                                      16

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three Months Ended                           Six Months Ended
                                                     ------------------------------           ------------------------------
                                                      April 30,            May 2,               April 30,            May 2,
                                                         2000               1999                   2000               1999
Net sales                                            $45,238,000       $ 45,742,000           $ 83,117,000       $ 84,577,000
Cost of products sold                                 37,601,000         36,446,000             68,882,000         68,053,000
                                                     -----------       ------------           ------------       ------------
Gross profit                                           7,637,000          9,296,000             14,235,000         16,524,000
Selling, general and administrative expenses           5,388,000          6,550,000             11,209,000         12,798,000
                                                     -----------       ------------           ------------       ------------
Income from operations                                 2,249,000          2,746,000              3,026,000          3,726,000
Interest expense                                       1,236,000          1,219,000              2,568,000          2,515,000
Other income                                              40,000             60,000                 87,000            133,000
                                                     -----------       ------------           ------------       ------------
Income before income taxes                             1,053,000          1,587,000                545,000          1,344,000
Income tax expense                                       490,000            288,000                254,000            177,000
                                                     -----------       ------------           ------------       ------------
Net income                                               563,000          1,299,000                291,000          1,167,000
Dividends and accretion on preferred stock              (279,000)          (273,000)              (557,000)          (544,000)
                                                     -----------       ------------           ------------       ------------
Net income (loss) available
     for common stockholders                         $   284,000       $  1,026,000           $   (266,000)      $    623,000
                                                     ===========       ============           ============       ============
Earnings (loss) per common share:
          Basic                                      $      0.05       $       0.18           $      (0.05)      $       0.11
                                                     ===========       ============           ============       ============
          Diluted                                    $      0.05       $       0.18           $      (0.05)      $       0.11
                                                     ===========       ============           ============       ============
Weighted average number of
     common shares outstanding
          Basic                                        5,846,000          5,826,000              5,838,000          5,821,000
                                                     ===========       ============           ============       ============
          Diluted                                      5,855,000          5,841,000              5,838,000          5,845,000
                                                     ===========       ============           ============       ============

         See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                April 30,            October 31,
                                                                                  2000                  1999
ASSETS                                                                         (Unaudited)           (See Note)
CURRENT ASSETS:
       Cash and cash equivalents                                               $    374,000          $    161,000
       Receivables, net                                                          21,591,000            19,999,000
       Inventories, net                                                          19,726,000            20,173,000
       Prepaid expenses and other                                                 1,677,000             1,101,000
       Deferred taxes                                                             1,220,000             1,220,000
                                                                               ------------          ------------
            Total current assets                                                 44,588,000            42,654,000

PROPERTY, PLANT AND EQUIPMENT, NET                                               35,036,000            35,900,000

GOODWILL, NET                                                                    26,747,000            27,057,000

OTHER INTANGIBLE ASSETS, NET                                                      7,484,000             7,893,000

OTHER ASSETS                                                                      2,373,000             3,186,000
                                                                               ------------          ------------
TOTAL ASSETS                                                                   $116,228,000          $116,690,000
                                                                               ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                                                $ 13,163,000          $ 13,169,000
       Accrued expenses                                                           9,124,000             8,695,000
       Current portion of related party debt                                      1,815,000             1,815,000
       Current portion of long-term debt                                          1,872,000             2,064,000
                                                                               ------------          ------------
            Total current liabilities                                            25,974,000            25,743,000

LONG-TERM DEBT, LESS CURRENT PORTION                                             51,533,000            51,601,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                     2,993,000             2,923,000

DEFERRED TAXES                                                                    2,521,000             2,439,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                                             33,207,000            33,984,000
                                                                               ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $116,228,000          $116,690,000
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

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                    -------------------------------
                                                                                    April 30,               May 2,
                                                                                      2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                  $   291,000           $ 1,167,000
       Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Depreciation                                                             2,710,000             2,671,000
            Amortization                                                             1,150,000             1,137,000
            Other                                                                           --                 1,000
            Changes in operating assets and liabilities                             (1,171,000)             (947,000)
                                                                                   -----------           -----------
       Net cash provided by operating activities                                     2,980,000             4,029,000
                                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of business                                                       --             4,442,000
       Purchases of property, plant and equipment                                   (1,982,000)           (3,347,000)
       Contingent consideration on acquisition                                        (431,000)             (426,000)
       Other                                                                           973,000             1,581,000
                                                                                   -----------           -----------
       Net cash provided by (used in) investing activities                          (1,440,000)            2,250,000
                                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) under revolving credit agreement                      600,000            (3,550,000)
       Payments on long-term debt                                                     (859,000)             (860,000)
       Payments on related party debt                                                       --            (1,028,000)
       Dividends paid                                                               (1,075,000)             (711,000)
       Other                                                                             7,000                    --
                                                                                   -----------           -----------
       Net cash used in financing activities                                        (1,327,000)           (6,149,000)
                                                                                   -----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              213,000               130,000

CASH AND CASH EQUIVALENTS, BEGINNING                                                   161,000               191,000
                                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, ENDING                                                  $   374,000           $   321,000
                                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                               $ 2,271,000           $ 2,722,000
                                                                                   ===========           ===========
       Taxes paid                                                                  $   231,000           $   346,000
                                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Dividends payable                                                           $   493,000           $   712,000
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

         Financial Statements - The condensed consolidated balance sheet as of April 30, 2000 and the condensed consolidated statements of operations and cash flows for the three- and six-month periods ended April 30, 2000 and May 2, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1999 Annual Report on Form 10-K.

         Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks. The first six months of 2000 included 26 weeks, whereas the first six months of 1999 included 27 weeks. Both the second quarter of 2000 and 1999 included 13 weeks.

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

         Comprehensive income - The Company presents comprehensive income (loss) as a component of stockholders' equity. For the first six months of 2000, total comprehensive loss was $320,000 and consisted of a net loss available for common stockholders of $266,000 and a loss on foreign currency translation adjustment of $54,000. For the second quarter of 2000, total comprehensive income was $228,000 and consisted of net income available for common stockholders of $284,000, offset by a loss on foreign currency translation adjustment of $56,000. The Company's comprehensive income for the six months of 1999 consisted solely of net loss.

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

2.       INVENTORIES

                                                        April 30,    October 31,
                                                          2000          1999

         Raw materials and purchased parts            $ 8,245,000    $ 9,619,000
         Work in process                                4,959,000      4,076,000
         Finished goods                                 6,522,000      6,478,000
                                                     ------------   ------------

         Total                                       $ 19,726,000   $ 20,173,000
                                                     ============   ============
3.       COMMITMENTS AND CONTINGENCIES

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

         The Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Cramer facility was previously located and conduct any remedial measures which may be required. In the second quarter of 2000, the Company revised its estimate of the cost to complete the remedial measures required at the site. The revision to the estimate resulted in a reduction in the liability of $260,000. Based upon the amounts recorded as liabilities, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the consolidated financial results of the Company.

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

         Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $11,300,000 of product as of April 30, 2000. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

         In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

4.      SEGMENT INFORMATION

                                                                Three Months Ended                  Six Months Ended
                                                            April 30,          May 2,           April 30,          May 2,
                                                              2000              1999              2000              1999
        Net sales:
        Motors                                            $ 14,704,000       $16,342,000      $ 28,702,000     $ 31,622,000
        Coils                                               12,733,000        12,767,000        23,212,000       23,793,000
        Trailers and Agricultural Equipment                 12,763,000        11,450,000        21,932,000       19,428,000
        Other                                                5,038,000         5,183,000         9,271,000        9,734,000
                                                          ------------       -----------      ------------     ------------
                   Total net sales                        $ 45,238,000       $45,742,000      $ 83,117,000     $ 84,577,000
                                                          ============       ===========      ============     ============
        Income (loss) from operations:
        Motors                                            $  1,200,000       $ 2,424,000      $  2,466,000     $  4,174,000
        Coils                                                  589,000         1,426,000           906,000        2,368,000
        Trailers and Agricultural Equipment                    663,000           371,000         1,032,000          244,000
        Other                                                  759,000           345,000         1,153,000          322,000
        Corporate (1)                                         (962,000)       (1,820,000)       (2,531,000)      (3,382,000)
                                                          ------------       -----------      ------------     ------------
                   Total income from operations           $  2,249,000       $ 2,746,000      $  3,026,000     $  3,726,000
                                                          ============       ===========      ============     ============


         (1) Includes unallocated corporate expenses, primarily executive compensation, information technology, and other administrative expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of April 30, 2000 and the results of operations for the three and six months ended April 30, 2000 and May 2, 1999. The first six months of the 2000 period included 26 weeks, whereas the first six months of the 1999 period included 27 weeks. Both of the three-month periods included 13 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                         Three Months Ended            Six Months Ended
                                                        ---------------------        ---------------------
                                                        April 30,      May 2,        April 30,      May 2,
                                                          2000          1999           2000          1999
Net sales                                                100.0%        100.0%         100.0%        100.0%
Cost of products sold                                     83.1%         79.7%          82.9%         80.5%
                                                         ------        ------         ------        ------
Gross profit                                              16.9%         20.3%          17.1%         19.5%
Selling, general and administrative expenses              11.9%         14.3%          13.4%         15.1%
                                                         ------        ------         ------        ------
Income from operations                                     5.0%          6.0%           3.7%          4.4%
Interest expense                                           2.7%          2.7%           3.1%          3.0%
Other income                                               0.0%          0.2%           0.1%          0.2%
                                                         ------        ------         ------        ------
Income before income taxes                                 2.3%          3.5%           0.7%          1.6%
Income tax expense                                         1.1%          0.7%           0.3%          0.2%
                                                         ------        ------         ------        ------
Net income                                                 1.2%          2.8%           0.4%          1.4%
Dividends and accretion on preferred stock                 0.6%          0.6%           0.7%          0.6%
                                                         ------        ------         ------        ------
Net income (loss) available for common stockholders        0.6%          2.2%          -0.3%          0.8%
                                                         ======        ======         ======        ======


Three months ended April 30, 2000 compared to three months ended May 2, 1999

Net sales. Net sales for the second quarter of 2000 decreased 1.1%, or $504,000, to $45.2 million, as compared to net sales of $45.7 million in the prior year quarter. These results include the effect of disposing of Parker in March 1999. Sales attributable to Parker were $402,000 in 1999.

Net sales from Motors decreased 10.0% to $14.7 million in 2000, from $16.3 million in 1999, primarily as a result of decreased sales to the recreational vehicle market and a softening of the healthcare market. Sales to the recreational vehicle market were adversely affected by design issues associated with a new motor developed for this market.

Net sales from Coils were essentially flat at $12.7 million, compared to the prior year quarter.

Net sales from the Trailers and Agricultural Equipment segment were $12.8 million in 2000, as compared to $11.4 million in 1999. Sales attributable to Parker were $402,000 in 1999. Increased sales at Sooner Trailer, the only remaining business in this segment, were a result of higher unit volume, primarily from the newly introduced Revolution product line.

Net sales from the Company's Other segment were $5.0 million in 2000, as compared to $5.2 million in 1999. This decrease was primarily a result of softness in the automotive after-market.

Income from operations. For the second quarter of 2000, income from operations was $2.2 million, or 5.0% of net sales, as compared to $2.7 million, or 6.0% of net sales, in 1999.

Income from operations for the Motors segment was $1.2 million, or 8.2% of net sales, in the second quarter of 2000, as compared to $2.4 million, or 14.8% of net sales, in the prior year quarter. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. As noted above, sales to the recreational vehicle market were adversely affected by design issues associated with a new motor developed for this market. The design issues have been resolved and the Company recorded a charge of $275,000 for the replacement of such motors. Income from operations for the Motors segment was also unfavorably impacted by temporary production inefficiencies resulting from a complete overhaul of the Motor Products - Michigan facility from batch processing to demand flow technology. Over the remainder of the year, the Company expects productivity levels at Motor Products to improve over historical levels.

Income from operations for the Coils segment was $589,000, or 4.6% of net sales, as compared to $1.4 million, or 11.2% of net sales, in the prior year quarter. These results reflect a decrease in gross profit of $741,000 primarily from manufacturing inefficiencies related in part to the transition to a new manufacturing system, as well as a $96,000, or 15.5% increase in selling, general and administrative expenses resulting from increased personnel costs.

The Trailers and Agricultural Equipment segment had income from operations of $663,000 in 2000, as compared to $371,000 in the prior year quarter. This increase reflects the disposition of Parker which reported a net loss from operations in the prior year quarter of $339,000. Income from operations from Sooner Trailer was essentially flat, despite a 15.5% increase in net sales. Sooner is redefining its manufacturing process to adopt more modern and efficient manufacturing technologies. The temporary disruption this has caused to the business unfavorably affected its profitability during the second quarter of 2000.

Income from operations for the Company's Other segment was $759,000 in 2000, as compared to $345,000 in the prior year quarter, reflecting improved profitability at Rhodes.

Unallocated corporate expenses included in income from operations were $962,000 or 2.1% of net sales, as compared to $1.8 million, or 4.0% of net sales in 1999. This decrease includes a $260,000 reduction in the Company's estimated liability for environmental costs related to remedial measures required at the site on which its Cramer facility was previously located. The decrease in corporate expenses also reflects reduced levels of personnel as compared to the prior year and reduced incentive compensation.

Interest expense. Interest expense was $1.2 million for the second quarters of both 2000 and 1999.

Income tax expense (benefit). The Company's effective income tax rate was 46.5% for 2000, as compared to 18.1% in the prior year quarter. The effective tax rate for the prior year was favorably impacted by a deferred tax benefit realized upon the sale of Parker in March 1999.

Net income available for common stockholders. Net income available for common stockholders was $284,000, or $.05 per share, in the second quarter of 2000, as compared to $1.0 million, or $.18 per share, in the prior year quarter. Income available for common stockholders is calculated by subtracting dividends on preferred stock of $187,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $92,000 and $86,000 for 2000 and 1999, respectively.

Six months ended April 30, 2000 compared to six months ended May 2, 1999

Net sales. Net sales for the first six months of 2000 decreased 1.7%, or $1.5 million, to $83.1 million, as compared to net sales of $84.6 million in the prior year quarter. These results include the effect of disposing of Parker in March 1999. Sales attributable to Parker were $1.0 million in 1999.

Net sales from Motors decreased 9.2% to $28.7 million in 2000, from $31.6 million in 1999, primarily as a result of decreased sales to the recreational vehicle market due to design issues associated with a new motor developed for this market and a softening of the healthcare market.

Net sales from Coils decreased 2.4% to $23.2 million in 2000 from $23.8 million in 1999. This decrease is a result of a weakness in demand experienced in the beverage refrigeration and heavy truck markets.

Net sales from the Trailers and Agricultural Equipment segment were $21.9 million in 2000, as compared to $19.4 million in 1999. Sales attributable to Parker were $1.0 million in 1999. Sales at Sooner Trailer, the only remaining business in this segment, increased 19.0%, or $3.5 million as a result of higher unit volume, particularly from the newly-introduced Revolution product line.

Net sales from the Company's Other segment were $9.3 million in 2000, as compared to $9.7 million in 1999. This decrease was primarily a result of softness in the automotive after-market.

Income from operations. For the first six months of 2000, income from operations was $3.0 million, or 3.6% of net sales, as compared to $3.7 million, or 4.4% of net sales, in 1999.

Income from operations for the Motors segment was $2.5 million, or 8.6% of net sales, in the first six months of 2000, as compared to $4.2 million, or 13.2% of net sales, in the prior year period. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. As mentioned above, sales to the recreational vehicle market were adversely affected in the second quarter of 2000 by design issues associated with a new motor developed for this market. The design issues have been resolved and the Company recorded a charge of $275,000 for the replacement of such motors. Income from operations for Motors was also impacted by production inefficiencies related to the adoption of demand flow technology at Motor Products at the beginning of the second quarter of 2000.

Income from operations for the Coils segment was $906,000, or 3.9% of net sales, as compared to $2.4 million, or 10.0% of net sales, in the prior year period. These results reflect decreased sales volume primarily to the beverage refrigeration market and lower margins caused primarily by manufacturing inefficiencies related in part to the transition to a new manufacturing system.

The Trailers and Agricultural Equipment segment had income from operations of $1.0 million in 2000, as compared to $244,000 in the prior year period. This increase reflects the disposition of Parker which reported a net loss from operations in the prior year. Exclusive of the effects of Parker, income from operations for this segment increased to 4.7% of net sales in 2000, as compared to 4.6% in the prior year period.

Income from operations for the Company's Other segment was $1.2 million in 2000, as compared to $322,000 in the prior year period, reflecting improved profitability at Rhodes.

Unallocated corporate expenses included in income from operations were $2.5 million, or 3.0% of net sales, as compared to $3.4 million, or 4.0% of net sales, in 1999. This decrease primarily reflects reduced environmental costs, as well as reduced personnel costs.

Interest expense. Interest expense increased to $2.6 million for the first six months of 2000 as compared to $2.5 million in the prior year period, primarily as a result of increased rates.

Income tax expense (benefit). The Company's effective income tax rate was 46.6% for 2000, as compared to 13.2% in the prior year period. The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $266,000, or $.05 per share, in 2000, as compared to net income available for common stockholders of $623,000, or $.11 per share, in the prior year period. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $375,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $182,000 and $169,000 for 2000 and 1999, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $374,000 at April 30, 2000. Working capital increased to $18.6 million at April 30, 2000 from $16.9 million at October 31, 1999. Net cash provided by operating activities was $3.0 million, as compared to $4.0 million in the prior year period. The decrease in cash from operations was principally the result of decreased operating income.

Net cash used in investing activities included $2.0 million for capital expenditures for equipment, invested primarily in Motors, Coils and Trailers, and $431,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $2.0 million during the remainder of fiscal 2000, primarily for added capacity and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility. Cash flows from investing activities also included approximately $830,000 received on notes obtained in connection with the sale of subsidiaries.

Net cash used in financing activities included net borrowings of $600,000 under the Company's revolving credit agreement, debt repayments of $859,000, and the payment of dividends of $1.1 million.

Effective for the second quarter of 2000, the Company modified certain covenants included in its revolving credit facility. In connection with such modifications, the Company is restricted from making common stock dividend payments subsequent to August 28, 2000. The Company is in compliance with such modified covenants and expects to continue to be in compliance for the foreseeable future.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $20.4 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates.

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

The quantitative and qualitative disclosures about market risk as of April 30, 2000 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 31, 1999. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this Item 3.

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Effective for the second quarter of 2000, the Company's revolving credit facility was amended. In accordance with such amendment, the Company is restricted from making common stock dividend payments subsequent to August 28, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on March 22, 2000, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 30, 2000. In the election of directors, 6,272,900 shares were voted in favor of the election of George B. Lemmon, Jr., and 12,160 were withheld, 6,272,650 shares were voted in favor of the election of John R. Reese and 12,410 were withheld, 6,272,650 shares were voted in favor of the election of Eugene P. Lynch and 12,410 were withheld, 6,272,650 shares were voted in favor of the election of Ellen D. Harvey and 12,410 were withheld, 6,272,900 shares were voted in favor of the election of Harry E. Hill and 12,160 were withheld, 6,272,900 shares were voted in favor of the election of James A. Ounsworth and 12,160 were withheld. There were 1,071,428 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 30, 2000, 6,277,560 shares were voted in favor, 7,300 shares were voted against, and 200 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.      Description

11               Computation of Per Share Earnings

27               Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

(b) Form 8-K

                  No reports on Form 8-K were filed during the quarter ended April 30, 2000.


----------------------------
* Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         OWOSSO CORPORATION



         Date: June 12, 2000             By: /s/ George B. Lemmon, Jr.
                                             -------------------------
                                             George B. Lemmon, Jr.
                                             President, Chief Executive
                                             Officer, and Director



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