Form 10-Q
period 2000-07-30
OWOSSO CORP
filed 2000-09-13
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: July 30, 2000    Commission file number: 0-25066


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 8, 2000, 5,849,789 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                               Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations for                    3
                           the three and nine months ended July 30, 2000 and
                           August 1, 1999 (unaudited)

                           Condensed Consolidated Balance Sheets at                               4
                           July 30, 2000 (unaudited) and October 31, 1999

                           Condensed Consolidated Statements of Cash Flows                        5
                           for the nine months ended July 30, 2000 and August 1, 1999
                           (unaudited)

                           Notes to Condensed Consolidated Financial Statements                   6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               10
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risks           15


PART II - OTHER INFORMATION:

         Item 2.           Changes in Securities and Use of Proceeds                             16

         Item 6.           Exhibits and Reports on Form 8-K                                      16

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months Ended                         Nine Months Ended
                                                         ------------------------------------------------------------------------
                                                           July 30,          August 1,              July 30,           August 1,
                                                             2000              1999                   2000               1999
Net sales                                                $41,824,000        $43,910,000           $124,941,000       $128,487,000

Cost of products sold                                     34,940,000         35,114,000            103,822,000        103,167,000
                                                         -----------        -----------           ------------       ------------
Gross profit                                               6,884,000          8,796,000             21,119,000         25,320,000

Selling, general and administrative expenses               5,183,000          5,646,000             16,392,000         18,444,000
                                                         -----------        -----------           ------------       ------------
Income from operations                                     1,701,000          3,150,000              4,727,000          6,876,000

Interest expense                                           1,286,000          1,272,000              3,854,000          3,787,000

Other income                                                  19,000            269,000                106,000            402,000
                                                         -----------        -----------           ------------       ------------
Income before income taxes                                   434,000          2,147,000                979,000          3,491,000

Income tax expense                                           237,000          1,093,000                491,000          1,270,000
                                                         -----------        -----------           ------------       ------------
Net income                                                   197,000          1,054,000                488,000          2,221,000

Dividends and accretion on preferred stock                  (282,000)          (275,000)              (839,000)          (819,000)
                                                         -----------        -----------           ------------       ------------
Net income (loss) available
     for common stockholders                             $   (85,000)       $   779,000           $   (351,000)      $  1,402,000
                                                         ===========        ===========           ============       ============
Earnings (loss) per common share:
          Basic                                          $     (0.01)       $      0.13           $      (0.06)      $       0.24
                                                         ===========        ===========           ============       ============
          Diluted                                        $     (0.01)       $      0.13           $      (0.06)      $       0.24
                                                         ===========        ===========           ============       ============
Weighted average number of
     common shares outstanding
          Basic                                            5,850,000          5,830,000              5,842,000          5,824,000
                                                         ===========        ===========           ============       ============
          Diluted                                          5,850,000          5,868,000              5,842,000          5,853,000
                                                         ===========        ===========           ============       ============

         See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   July 30,             October 31,
                                                                     2000                  1999
                                                                  (Unaudited)           (See Note)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $     450,000         $     161,000
    Receivables, net                                              20,084,000            19,999,000
    Inventories, net                                              19,914,000            20,173,000
    Prepaid expenses and other                                     1,986,000             1,101,000
    Deferred taxes                                                 1,220,000             1,220,000
                                                               -------------         -------------
         Total current assets                                     43,654,000            42,654,000

PROPERTY, PLANT AND EQUIPMENT, NET                                34,108,000            35,900,000

GOODWILL, NET                                                     26,572,000            27,057,000

OTHER INTANGIBLE ASSETS, NET                                       7,268,000             7,893,000

OTHER ASSETS                                                       2,061,000             3,186,000
                                                               -------------         -------------
TOTAL ASSETS                                                   $ 113,663,000         $ 116,690,000
                                                               =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                   $  13,385,000         $  13,169,000
    Accrued expenses                                               7,082,000             8,695,000
    Current portion of related party debt                          1,000,000             1,815,000
    Current portion of long-term debt                              1,651,000             2,064,000
                                                               -------------         -------------
         Total current liabilities                                23,118,000            25,743,000

LONG-TERM DEBT, LESS CURRENT PORTION                              52,140,000            51,601,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                      3,037,000             2,923,000

DEFERRED TAXES                                                     2,521,000             2,439,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                              32,847,000            33,984,000
                                                               -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 113,663,000         $ 116,690,000
                                                               =============         =============

Note: the balance sheet at October 31, 1999 has been condensed from the audited financial statements at that date.


      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                       -----------------
                                                                  July 30,          August 1,
                                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   488,000        $ 2,221,000
  Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
      Depreciation                                               4,092,000          4,039,000
      Amortization                                               1,727,000          1,710,000
      Other                                                             --              6,000
      Changes in operating assets and liabilities               (1,986,000)          (374,000)
                                                               -----------        -----------
  Net cash provided by operating activities                      4,321,000          7,602,000
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business                                        --          4,442,000
  Purchases of property, plant and equipment                    (2,436,000)        (4,846,000)
  Contingent consideration on acquisition                         (628,000)          (660,000)
  Other                                                          1,344,000          1,839,000
                                                               -----------        -----------
  Net cash provided by (used in) investing activities           (1,720,000)           775,000
                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving credit agreement     1,450,000         (4,350,000)
  Payments on long-term debt                                    (1,324,000)        (1,260,000)
  Payments on related party debt                                  (815,000)        (1,028,000)
  Dividends paid                                                (1,613,000)        (1,423,000)
  Other                                                            (10,000)                --
                                                               -----------        -----------
  Net cash used in financing activities                         (2,312,000)        (8,061,000)
                                                               -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          289,000            316,000

CASH AND CASH EQUIVALENTS, BEGINNING                               161,000            191,000
                                                               -----------        -----------
CASH AND CASH EQUIVALENTS, ENDING                              $   450,000        $   507,000
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                $ 3,286,000        $ 4,085,000
                                                               ===========        ===========
  Taxes paid                                                   $ 1,951,000        $ 1,468,000
                                                               ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Dividends payable                                            $   493,000        $   537,000
                                                               ===========        ===========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company - The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company currently operates in two core business segments: Motors and Coils; and two business segments considered to be non-core: Trailers and Agricultural Equipment, and Other.

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

   Financial Statements - The condensed consolidated balance sheet as of July 30, 2000 and the condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended July 30, 2000 and August 1, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of July 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1999 Annual Report on Form 10-K.

   Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks. The first nine months of 2000 included 39 weeks, whereas the first nine months of 1999 included 40 weeks. Both the third quarter of 2000 and 1999 included 13 weeks.

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

   Comprehensive income - The Company's comprehensive income consists of net earnings and foreign currency translation adjustments as follows:

                                                     Three Months Ended               Nine Months Ended
                                                  July 30,      August 1,         July 30,        August 1,
                                                    2000           1999             2000             1999
Net income (loss) available for
     common stockholders                       $  (85,000)      $ 779,000       $ (351,000)      $ 1,402,000
Foreign currency translation loss                 (17,000)        (54,000)         (70,000)          (54,000)
                                               ----------       ---------       ----------       -----------
Total comprehensive income (loss)              $ (102,000)      $ 725,000       $ (421,000)      $ 1,348,000
                                               ==========       =========       ==========       ===========

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


2. INVENTORIES

                                                      July 30,       October 31,
                                                        2000             1999

   Raw materials and purchased parts               $  8,912,000     $  9,619,000
   Work in process                                    6,174,000        4,076,000
   Finished goods                                     4,828,000        6,478,000
                                                   ------------     ------------
   Total                                           $ 19,914,000     $ 20,173,000
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

   Sooner has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $12,000,000 of product as of July 30, 2000. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner has not taken possession of any significant amount of equipment pursuant to the repurchase obligations in these contracts.

   In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

4. SEGMENT INFORMATION

                                                          Three Months Ended                     Nine Months Ended
                                                     July 30,          August 1,            July 30,            August 1,
                                                       2000               1999                2000                1999
Net sales:
Motors                                            $ 14,821,000       $ 16,242,000       $  43,523,000       $  47,864,000
Coils                                               10,473,000         12,007,000          33,685,000          35,800,000
Trailers and Agricultural Equipment                 12,216,000         10,846,000          34,148,000          30,274,000
Other                                                4,314,000          4,815,000          13,585,000          14,549,000
                                                  ------------       ------------       -------------       -------------

       Total net sales                            $ 41,824,000       $ 43,910,000       $ 124,941,000       $ 128,487,000
                                                  ============       ============       =============       =============

Income (loss) from operations:
Motors                                            $  1,907,000       $  2,554,000       $   4,373,000       $   6,728,000
Coils                                                  (65,000)           893,000             841,000           3,261,000
Trailers and Agricultural Equipment                    253,000            771,000           1,285,000           1,015,000
Other                                                  712,000            474,000           1,865,000             796,000
Corporate (1)                                       (1,106,000)        (1,542,000)         (3,637,000)         (4,924,000)
                                                  ------------       ------------       -------------       -------------

       Total income from operations               $  1,701,000        $ 3,150,000       $   4,727,000       $   6,876,000
                                                  ============       ============       =============       =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of July 30, 2000 and the results of operations for the three and nine months ended July 30, 2000 and August 1, 1999. The nine- month 2000 period included 39 weeks, whereas the nine-month 1999 period included 40 weeks. Both of the three-month periods included 13 weeks. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                         Three Months Ended      Nine Months Ended
                                                        --------------------    ---------------------
                                                        July 30,   August 1,    July 30,    August 1,
                                                          2000        1999        2000        1999
Net sales                                                100.0%      100.0%      100.0%      100.0%
Cost of products sold                                     83.5%       80.0%       83.1%       80.3%
                                                         ------      ------      ------      ------
Gross profit                                              16.5%       20.0%       16.9%       19.7%
Selling, general and administrative expenses              12.4%       12.8%       13.1%       14.3%
                                                         ------      ------      ------      ------
Income from operations                                     4.1%        7.2%        3.8%        5.4%
Interest expense                                           3.1%        2.9%        3.1%        2.9%
Other income                                               0.0%        0.6%        0.1%        0.2%
                                                         ------      ------      ------      ------
Income before income taxes                                 1.0%        4.9%        0.8%        2.7%
Income tax expense                                         0.6%        2.5%        0.4%        1.0%
                                                         ------      ------      ------      ------
Net income                                                 0.4%        2.4%        0.4%        1.7%
Dividends and accretion on preferred stock                 0.6%        0.6%        0.7%        0.6%
                                                         ------      ------      ------      ------
Net income (loss) available for common stockholders       -0.2%        1.8%       -0.3%        1.1%
                                                         ======      ======      ======      ======

Three months ended July 30, 2000 compared to three months ended August 1, 1999

Net sales. Net sales for the third quarter of 2000 decreased 4.8%, or $2.1 million, to $41.8 million, as compared to net sales of $43.9 million in the prior year quarter.

Net sales from Motors decreased 8.7% to $14.8 million in 2000, from $16.2 million in 1999, primarily as a result of decreased sales to the recreational vehicle market and a softening of the healthcare market. Sales to the recreational vehicle market were adversely affected by design issues associated with a new motor developed for this market.

Net sales from Coils decreased 12.8% to $10.5 million, compared to $12.0 million in the prior year quarter, primarily as a result of a softening in the truck market. The Company expects demand from the heavy truck market to continue to decline in the fourth quarter.

Net sales from Sooner Trailer, the only remaining business in the Trailers and Agricultural Equipment segment, were $12.2 million in 2000, as compared to $10.8 million in 1999. This increase is a result of higher unit volume, primarily from the newly introduced Revolution product line.

Net sales from the Company's Other segment were $4.3 million in 2000, as compared to $4.8 million in 1999. This decrease was primarily a result of decreased sales to the timer and switch markets.

Income from operations. For the third quarter of 2000, income from operations was $1.7 million, or 4.1% of net sales, as compared to $3.2 million, or 7.2% of net sales, in 1999.

Income from operations for the Motors segment was $1.9 million, or 12.9% of net sales, in the third quarter of 2000, as compared to $2.6 million, or 15.7% of net sales, in the prior year quarter. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. As noted above, sales to the recreational vehicle market have been adversely affected by design issues associated with a new motor developed for this market. The design issues were resolved during the third quarter and the Company expects sales to this market to improve during the fourth quarter. Income from operations for the Motors segment also continued to be unfavorably impacted by temporary production inefficiencies resulting from a complete overhaul of Motor Products' facility from batch processing to demand flow technology during the second quarter of 2000.

The Coils segment reported a loss from operations of $65,000, or 0.6% of net sales, as compared to income from operations of $893,000, or 7.4% of net sales, in the prior year quarter. These results reflect a decrease in gross profit of $731,000 primarily from reduced net sales, as well as manufacturing inefficiencies related, in part, to the transition to a new manufacturing system. In addition, selling, general and administrative costs increased $227,000, or 41.9%, over the prior year quarter primarily as a result of higher personnel costs associated with additional management personnel, including approximately $80,000 related to recruiting and relocation costs.

The Trailers and Agricultural Equipment segment had income from operations of $253,000, or 2.1% of net sales, in 2000, as compared to $771,000, or 7.1% of net sales, in the prior year quarter. During the second quarter of 2000, Sooner Trailer initiated efforts to redefine its manufacturing process by adopting more modern and efficient techniques. The temporary disruption this caused to the business has unfavorably affected income from operations during the second and third quarters of 2000. The Company expects profitability at Sooner Trailer to improve during the fourth quarter of 2000.

Income from operations for the Company's Other segment was $712,000 in 2000, as compared to $474,000 in the prior year quarter, primarily reflecting improved profitability at Rhodes.

Unallocated corporate expenses included in income from operations were $1.1 million, or 2.6% of net sales, as compared to $1.5 million, or 3.5% of net sales in 1999. This reflects reduced personnel, legal and consulting costs, as compared to the prior year.

Interest expense. Interest expense was $1.3 million for the third quarters of both 2000 and 1999.

Income tax expense (benefit). The Company's effective income tax rate was 54.6% for 2000, as compared to 50.9% in the prior year quarter. The increase in the effective tax rate is a result of a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pre-tax income.

Net income (loss) available for common stockholders. Net loss available for common stockholders was ($85,000), or ($.01) per share, in the third quarter of 2000, as compared to income of $779,000, or $.13 per share, in the prior year quarter. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $187,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $94,000 and $88,000 for 2000 and 1999, respectively.

Nine months ended July 30, 2000 compared to nine months ended August 1, 1999

Net sales. Net sales for the nine-month period of 2000 decreased 2.8%, or $3.5 million, to $124.9 million, as compared to net sales of $128.5 million in the prior year period. These results include the effect of disposing of Parker in March 1999. Sales attributable to Parker were $1.0 million in 1999.

Net sales from Motors decreased 9.1% to $43.5 million in 2000, from $47.9 million in 1999, primarily as a result of decreased sales to the recreational vehicle market due to design issues associated with a new motor developed for this market and a softening of the healthcare market.

Net sales from Coils decreased 5.9% to $33.7 million in 2000 from $35.8 million in 1999. This decrease is a result of a weakness in demand experienced in the heavy truck and beverage refrigeration markets.

Net sales from the Trailers and Agricultural Equipment segment were $34.1 million in 2000, as compared to $30.3 million in 1999. Sales attributable to Parker were $1.0 million in 1999. Sales at Sooner Trailer, the only remaining business in this segment, increased 16.7%, or $4.9 million as a result of higher unit volume, particularly from the newly-introduced Revolution product line.

Net sales from the Company's Other segment were $13.6 million in 2000, as compared to $14.5 million in 1999. This decrease was primarily a result of lower demand at Rhodes and softness in the automotive after-market.

Income from operations. For the nine-month period of 2000, income from operations was $4.7 million, or 3.8% of net sales, as compared to $6.9 million, or 5.4% of net sales, in 1999.

Income from operations for the Motors segment was $4.4 million, or 10.0% of net sales, as compared to $6.7 million, or 14.1% of net sales, in the prior year period. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. As mentioned above, sales to the recreational vehicle market were adversely affected in the second and third quarters of 2000 by design issues associated with a new motor developed for this market. The design issues have been resolved and the Company recorded a charge of $275,000 for the replacement of such motors. Income from operations for Motors was also impacted by production inefficiencies related to the adoption of demand flow technology at Motor Products at the beginning of the second quarter of 2000.

Income from operations for the Coils segment was $841,000, or 2.5% of net sales, as compared to $3.3 million, or 9.1% of net sales, in the prior year period. These results reflect decreased sales volume primarily to the heavy truck and beverage refrigeration markets and lower margins caused primarily by manufacturing inefficiencies related, in part, to the transition to a new manufacturing system.

The Trailers and Agricultural Equipment segment had income from operations of $1.3 million in 2000, as compared to $1.0 million in the prior year period. This increase reflects the disposition of Parker which reported a net loss from operations of $607,000 in the prior year. Exclusive of the effects of Parker, income from operations for this segment decreased $335,000 as a result of the disruption to Sooner Trailer's manufacturing process, as discussed above.

Income from operations for the Company's Other segment was $1.9 million in 2000, as compared to $796,000 in the prior year period, reflecting improved profitability at Rhodes.

Unallocated corporate expenses included in income from operations were $3.6 million, or 2.9% of net sales, as compared to $4.9 million, or 3.8% of net sales, in 1999. This decrease primarily reflects reduced environmental costs, as well as reduced personnel and related costs.

Interest expense. Interest expense increased to $3.9 million for 2000 as compared to $3.8 million in the prior year period, primarily as a result of increased rates.

Income tax expense (benefit). The Company's effective income tax rate was 50.2% for 2000, as compared to 36.4% in the prior year period. The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker.

Net income (loss) available for common stockholders. Net loss available for common stockholders was ($351,000), or ($.06) per share, in 2000, as compared to net income available for common stockholders of $1.4 million, or $.24 per share, in the prior year period. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of $562,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $276,000 and $257,000 for 2000 and 1999, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $450,000 at July 30, 2000. Working capital increased to $20.5 million at July 30, 2000 from $16.9 million at October 31, 1999. Net cash provided by operating activities was $4.3 million, as compared to $7.6 million in the prior year period. The decrease in cash from operations was principally the result of decreased operating income.

Net cash used in investing activities included $2.4 million for capital expenditures for equipment, invested primarily in Motors, Coils and Trailers, and $628,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. The Company currently plans to invest approximately $1.4 million during the remainder of fiscal 2000, primarily for added capacity and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility. Cash flows from investing activities also included approximately $1.1 million received on notes obtained in connection with the sale of subsidiaries.

Net cash used in financing activities included net borrowings of $1.5 million under the Company's revolving credit agreement, debt repayments of $2.1 million, including $815,000 of related- party debt, and the payment of dividends of $1.6 million.

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

The Company intends to sell its non-core businesses subject to terms and conditions that are considered to be in the best interest of the Company and its shareholders. If the Company is successful in these efforts, total proceeds, including the assumption of debt by acquirers, would be expected to be in the range of $30 million to $40 million. To the extent that the proceeds are received in cash, such cash would be used to reduce the outstanding debt of the Company. Although the Company is currently in preliminary negotiations concerning a number of these dispositions, no definitive agreements have been entered into and there can be no assurance that these transactions will ultimately be consummated.

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

o The Company's results can be affected by changes in manufacturing processes and techniques.

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

o The Company intends to sell its non-core businesses subject to terms and conditions that are considered to be in the best interest of the Company and its shareholders. Any such divestiture may involve costs of disposition or loss on the disposition that could adversely effect the Company's operating results or financial condition.

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

The quantitative and qualitative disclosures about market risk as of July 30, 2000 did not differ materially from the information disclosed in the Company's Form 10-K for the fiscal year ended October 31, 1999. The information set forth in the Form 10-K under Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference in response to this Item 3.

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Effective for the second quarter of 2000, the Company's revolving credit facility was amended. In accordance with such amendment, the Company is restricted from making common stock dividend payments subsequent to August 28, 2000.


Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Description

10.1           First Amendment to Amended and Restated Credit Agreement

11             Computation of Per Share Earnings

27             Financial Data Schedule

*99.1 Part I, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

(b)            Form 8-K

               No reports on Form 8-K were filed during the quarter ended July 30, 2000.

----------------------------
* Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         OWOSSO CORPORATION



Date: September 8, 2000                  By: /s/ George B. Lemmon, Jr.
                                             -------------------------
                                             George B. Lemmon, Jr.
                                             President, Chief Executive
                                             Officer, and Director



                                         By: /s/ John M. Morrash
                                             -----------------------------------
                                             John M. Morrash
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, and
                                             Treasurer and Secretary