Form 10-K
period 2000-10-29
OWOSSO CORP
filed 2001-02-13
CIK 921046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 29, 2000      Commission file number: 0-25066

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On January 26, 2001, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $3,800,000.

On January 26, 2001, 5,849,939 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 22, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     Part I

Item 1.  Business

         Owosso Corporation (the "Company"), incorporated in Pennsylvania in March 1994, designs, manufactures and distributes engineered component products, primarily motors and heat exchange coils. The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition, as further disclosed under Note 11 "Long-term Debt", the amendment to the revolving credit facility modified the interest rates charged, requires reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

         Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its M.H. Rhodes subsidiary. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs of the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including assets sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness, which will mature in February 2002, will require the Company to refinance the indebtedness at that time.

         The Company has four operating segments: Motors, Coils, Agricultural Equipment, and Other. The Motors segment manufactures fractional and integral horsepower motors and includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio ("MP-Ohio"). Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

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

         During 1998, the Company initiated the disposition of its businesses included in the Agricultural Equipment segment in order to focus its resources on expanding its motor and coil companies. In 1999, the Company completed the sales of such businesses including Great Bend Manufacturing Company ("Great Bend"), sold in April 1998, DewEze Manufacturing, Inc. ("DewEze"), sold in July 1998, and Parker Industries ("Parker"), sold in March 1999.

         During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock. Sooner Trailer, the sale of which was completed in January 2001, had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

         The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond, which manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market, selling its products to engine rebuilders, primarily through distributors, was sold subsequent to the balance sheet date, in November 2000. Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications. The Company consolidated the operations of its former Cramer subsidiary, previously located in Old Saybrook, Connecticut, into the Rhodes manufacturing facility during the third and fourth quarters of fiscal 1998. The Company completed the sale of the assets associated with the timer and switch line of Rhodes subsequent to the balance sheet date and intends to dispose of the remaining Rhodes assets within twelve months. Rhodes sells its products primarily to original equipment manufacturers who use them in their end products.

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

         A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the five largest customers represented approximately 30%, 31% and 15% of total sales from continuing operations for 2000, 1999 and 1998, respectively. Sales to one customer of the Motors segment represented approximately 12%, 12% and 3% of that segment's sales for 2000, 1999 and 1998, respectively. Sales to the four largest customers of the Coils segment represented approximately 63%, 70% and 58% of that segment's sales for 2000, 1999 and 1998, respectively.

         The Company's backlog of unfilled orders as of December 24, 2000 and December 26, 1999 was as follows:

                                                  December 24,      December 26,
                                                      2000              1999
                                                  ------------     -------------
                                                          (In thousands)
         Motors                                     $ 21,125          $ 21,165
         Coils                                         3,068             5,208
         Agricultural Equipment                           --                --
         Other                                           720             3,380
                                                    --------          --------
         Total                                      $ 24,913          $ 29,753
                                                    ========          ========


         The decrease in the backlog for the Coils segment as compared to the prior year is primarily the result of the loss of a customer that represented 17% of sales of the Coils segment in 2000. However, in January 2001, management of the Company was notified that it would again be a supplier to such customer. Management expects to regain most of the former business of such customer. The Company expects to fill substantially all of the December 24, 2000 backlog by the end of fiscal 2001.

         The Company's businesses are highly competitive. Competition is based primarily on design and application engineering capabilities and product reliability and quality, as well as price.

         The Company has approximately 1,300 employees, of which approximately 108 are employed at its Owosso, Michigan facility and are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a four-year collective bargaining agreement which expires in 2001. In addition, approximately 28 employees at the Company's Avon, Connecticut facility are represented by the International Association of Machinists, under a two-year collective bargaining agreement which expires in September 2001. The Company believes that its relationship with its employees is good.

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

Executive Officers of the Company

The executive officers of the Company are:

         Name                        Age       Position
George B. Lemmon, Jr. ............... 39       President, Chief Executive Officer, and Director

Harry Holiday, III .................. 44       Executive Vice President and Chief Operating
                                               Officer

John M. Morrash ..................... 46       Executive Vice President - Finance, Chief
                                               Financial Officer, Treasurer and Secretary

Kirk E. Moore ....................... 38       Corporate Controller and Assistant Treasurer

Steve R. Shubert .................... 38       Chief Information Officer

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

         John M. Morrash joined the Company as its Executive Vice President - Finance, Chief Financial Officer, Treasurer and Secretary in June 1999. Prior to joining the Company, Mr. Morrash served as Vice President, Treasurer and Assistant Secretary of SPS Technologies, Inc. Mr. Morrash held this position since July 1995 and his responsibilities included the domestic and international treasury management of the company.

         Kirk E. Moore became Corporate Controller of the Company in March 2000. Mr. Moore joined the Company in May 1997 as its Financial Controller. Prior to joining the Company, he served as Manager of Financial Reporting at PCI Services, Inc., a subsidiary of Cardinal Health, Inc.

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

                                                   Total Square      Manufacturing
Business Segment           Location                   Footage       Square Footage
-----------------------------------------------------------------------------------
Motors:               Watertown, New York (1)         112,000           107,800
                      Owosso, Michigan                 86,900            67,400
                      Barberton, Ohio (2)              29,700            27,400

Coils:                Jacksonville, Texas (3)         133,000           123,000
                      Kilgore, Texas (4)               90,000            86,600
                      Birmingham, England (5)          15,000            14,500

Other:                Avon, Connecticut                92,000            82,000
                      Carson City, Nevada (6)          75,100            59,600

------------
(1) This facility is subject to a mortgage securing a $5.2 million industrial revenue bond financing.

(2) The lease for this facility expires in 2002 and provides for annual rental payments of approximately $90,000.

(3) The lease for this facility expires in 2001 and provides for annual rental payments of approximately $250,000.

(4) This facility is subject to a $202,000 mortgage.

(5) The lease for this facility expires in 2002 and provides for annual rental payments of approximately $110,000.

(6) This facility, which was subject to a mortgage securing a $5.0 million industrial revenue bond financing, was sold in November 2000.

         The Company leases its principal offices, located in King of Prussia, Pennsylvania, which consist of approximately 12,700 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $305,000 plus taxes and certain other charges. In 2000, the Company entered into a sublease agreement for approximately 6,000 square feet of its office space. Under the sublease agreement, which expires in September 2006, the Company receives annual sublease rental payments aggregating $119,000. The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

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


         Fiscal year ended October 29, 2000:        High                  Low
                                                   ------                ------
         First Quarter                             $4.375                $2.938
         Second Quarter                            $4.125                $2.594
         Third Quarter                             $2.813                $1.875
         Fourth Quarter                            $2.125                $1.375

         Fiscal year ended October 31, 1999:
         First Quarter                             $5.625                $4.000
         Second Quarter                            $5.625                $3.563
         Third Quarter                             $6.000                $4.625
         Fourth Quarter                            $6.000                $3.625


         As of January 10, 2001, there were approximately 121 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 600.

         In June 1999, the Company changed its quarterly dividend rate to $0.06 per share, from the $0.09 per share amount previously paid. Effective for the second quarter of 2000, the Company modified certain covenants included in its revolving credit facility. In connection with such modifications, the Company was, and continues to be, prohibited from making common stock dividend payments subsequent to August 28, 2000. Further modifications to the Company's revolving credit facility in February 2001 resulted in the Company also being prohibited from making future preferred stock dividend payments.

Item 6.  Selected Financial Data

         The information set forth below, which has been derived from the audited consolidated financial statements of the Company, has been restated to reflect Sooner Trailer as discontinued operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Year Ended
                                                -------------------------------------------------------------
                                                Oct. 29,      Oct. 31,      Oct. 25,     Oct. 26,    Oct. 27,
                                                  2000        1999(1)        1998(2)       1997        1996
                                                --------      --------      --------    ---------    --------
                                                        (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                       $116,864      $130,848      $125,820    $112,752     $99,477
Cost of products sold                             97,908       105,601        97,349      84,206      75,025
                                                --------      --------      --------    --------     -------
Gross profit                                      18,956        25,247        28,471      28,546      24,452
Selling, general and administrative               17,011        19,590        21,773      21,194      20,240
         expenses
Write-down of net assets held for sale             2,800            --         1,635
                                                                                              --          --
Gain on sale of business                              --            --        (2,775)
                                                                                              --          --
Restructuring charge                                  --            --           909           --         --
                                                --------      --------      --------    --------     -------
Income (loss) from operations                       (855)        5,657         6,929       7,352       4,212
Interest expense                                   5,106         4,999         4,849       4,080       4,008
Other (income) expense                               533          (444)          (92)       (177)       (213)
                                                --------      --------      --------    --------     -------
Income (loss) from continuing operations
before income taxes                               (6,494)        1,102         2,172       3,449         417

Income tax  expense (benefit)                     (1,400)          370         2,087       1,458         149
                                                --------      --------      --------    --------     -------
Income (loss) from continuing operations          (5,094)          732            85       1,991         268
Discontinued Operations:
     Income from discontinued operations              22         1,045           617         560         580

     Loss on disposal of discontinued
          Operations                              (8,600)           --            --          --
                                                --------      --------      --------    --------     -------
Net income (loss)                                (13,672)        1,777           702       2,551         848
Dividends and accretion on preferred stock        (1,121)       (1,095)       (1,070)     (1,047)     (1,025)
                                                --------      --------      --------    --------     -------
Net income (loss) available to common
          Stockholders                          $(14,793)         $682         $(368)     $1,504       $(177)
                                                ========      ========      ========    ========     =======
Basic and diluted income (loss) from
continuing operations per common share            $(1.06)       $(0.06)       $(0.17)      $0.16      $(0.13)

Weighted average number of common
          Shares outstanding (basic)               5,844         5,826         5,813       5,809       5,839

OTHER DATA:
Capital expenditures                              $2,295        $5,355        $8,971      $4,748      $3,976
Depreciation and amortization                      7,144         6,993         6,102       5,360       5,273
EBITDA (3)                                         9,089        12,650        12,800      12,712       9,485

                                                                           Year Ended
                                                -------------------------------------------------------------
                                                Oct. 29,      Oct. 31,      Oct. 25,     Oct. 26,    Oct. 27,
                                                  2000          1999          1998         1997        1996
                                                --------      --------      --------    ---------    --------
BALANCE SHEET DATA:
Total assets                                     $85,754      $111,373      $121,476    $108,668    $105,864
Total short-term and long-term obligations        50,279        54,760        67,747      54,022      52,940
Stockholders' equity                              18,432        33,984        34,643      36,730      37,020

--------------------------------------------------------------------------------

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

(3) EBITDA represents income from continuing operations before income taxes, interest expense, other income and expense, write-down of net assets held for sale, restructuring charges, and depreciation and amortization expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Consolidated Statements of Cash Flows, and the related notes thereto included elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

Owosso Corporation (the "Company") designs, manufactures and distributes engineered component products, primarily motors and heat exchange coils. The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 11 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, requires reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its M.H. Rhodes subsidiary. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs of the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness which will mature in February 2002 will require the Company to refinance the indebtedness at that time.

The Company has four operating segments: Motors, Coils, Agricultural Equipment, and Other. The Motors segment manufactures fractional and integral horsepower motors and includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio ("MP-Ohio"). Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation, and non-automotive transportation. Products of the Motors segment are sold throughout North America and in Europe, primarily to original equipment manufacturers which use them in their end products.

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

The Company's Agricultural Equipment segment included, through the dates of their sales: Great Bend Manufacturing Company ("Great Bend"), sold in April 1998; DewEze Manufacturing, Inc. ("DewEze"), sold in July 1998; and Parker Industries ("Parker"), sold in March 1999 (collectively "the Agricultural Equipment Companies").

During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond") and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond, which manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market, was sold subsequent to the balance sheet date. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated fair value. Such charge represents a reduction in goodwill and is included in "Write-down of net assets held for sale" in the consolidated statements of operations.

Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications. The Company consolidated the operations of its former Cramer subsidiary, previously located in Old Saybrook, Connecticut, into the Rhodes manufacturing facility during the third and fourth quarters of fiscal 1998. In connection with the consolidation, the Company recorded, in fiscal 1998, a $909,000 restructuring charge, consisting principally of lease termination costs and employee severance and termination benefits, and incurred an additional $929,000 in other merger-related expenses. The Company completed the sale of the assets associated with the timer and switch line of Rhodes subsequent to the balance sheet date and intends to dispose of the remaining Rhodes assets within twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Rhodes, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Rhodes' assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represents the write-down of goodwill of $400,000 and the write-down of other non-current assets of $1.2 million and is included in "Write-down of net assets held for sale" in the consolidated statements of operations.

Results of Operations

The Company's fiscal year includes 52 or 53 weeks, ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 2000 and 1998 consisted of 52 weeks. The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                                                     2000       1999        1998
Net sales                                                           100.0%     100.0%      100.0%
Cost of products sold                                                83.8%      80.7%       77.4%
                                                                    ------     ------      ------
Gross profit                                                         16.2%      19.3%       22.6%
Selling, general and administrative expenses                         14.5%      15.0%       17.3%
Write-down of net assets held for sale                                2.4%       0.0%        1.3%
(Gain) on sale of business                                            0.0%       0.0%       -2.2%
Restructuring charge                                                  0.0%       0.0%        0.7%
                                                                    ------     ------      ------
Income (loss) from operations                                        -0.7%       4.3%        5.5%
Interest expense                                                      4.4%       3.8%        3.9%
Other (income) expense                                                0.5%      -0.3%       -0.1%
                                                                    ------     ------      ------
Income (loss) from operations before income taxes                    -5.6%       0.8%        1.7%
                                                                    ------     ------      ------

Selected financial results for continuing operations of the Company by segment are set forth below:

                    Segment Operating Results (in thousands)

                                                           2000         1999           1998
Net sales:
 Motors                                                $  57,696      $ 63,941       $ 54,189
 Coils (1)                                                41,660        46,634         30,555
 Agricultural equipment (2)                                   --         1,003         24,810

 Other (3)                                                17,508        19,270         16,266
                                                       ---------      --------       --------
Total net sales                                        $ 116,684      $130,848       $125,820
                                                       =========      ========       ========

Income (loss) from operations:
  Motors                                               $   5,530      $  8,353       $  7,385
  Coils (1)                                                 (234)        3,114          3,571
  Agricultural equipment (2)                                  --          (607)         2,823
  Other (3)                                                 (666)        1,409           (967)
  Corporate expenses (4)                                  (5,485)       (6,612)        (5,883)
                                                       ---------      --------       --------
Total income (loss) from operations                    $    (855)     $  5,657       $  6,929
                                                       =========      ========       ========

(1) Includes the results of Astro Air since its acquisition in April 1998.

(2) Includes, through the dates of sale, the results of Great Bend (sold April
    1998), DewEze (sold July 1998), and Parker (sold March 1999).

(3) Includes the results of Rhodes from its acquisition in June 1998; also reflects a restructuring charge of $909,000 in 1998.

(4) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, and other administrative expenses.


Year ended October 29, 2000 compared to year ended October 31, 1999

Net sales. Net sales for 2000 were $116.9 million, as compared to net sales of $130.8 million in 1999, a decrease of 10.7%. These results include the effects of disposing of the Agricultural Equipment Companies, sales from which were $1.0 million in 1999.

Net sales from Motors were $57.7 million in 2000, as compared to $63.9 million in 1999, a decrease of 9.8%. This decrease reflects lower demand from the recreational vehicle and healthcare markets. Sales to the recreational vehicle market were adversely affected by design issues associated with a new motor developed for this market. Although the design issues were resolved, sales to this market remain soft as a result of general economic conditions.

Net sales from Coils decreased 10.7% to $41.7 million, compared to $46.6 million in the prior year. This decrease was primarily a result of a softening in the heavy truck market.

Net sales from the Company's Other segment were $17.5 million in 2000, as compared to $19.3 million in 1999. This decrease was primarily a result of decreased sales at Rhodes.

Income from operations. For 2000, the Company recorded a loss of $855,000 from operations, as compared to income from operations of $5.7 million in 1999. The current year loss includes a charge of $2.8 million for the write-down of net assets held for sale, primarily representing the write-down of goodwill. Prior year income from operations included a loss of $607,000 related to Parker, sold in March 1999.

Income from operations for the Motors segment was $5.5 million, or 9.6% of net sales, in 2000, as compared to $8.4 million, or 13.1% of net sales, in the prior year. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. Income from operations for the Motors segment was also unfavorably impacted by temporary production inefficiencies resulting from an overhaul of Motor Products' Owosso, Michigan facility from batch processing to lean manufacturing during the second quarter of 2000.

The Coils segment reported a loss from operations of $234,000, as compared to income from operations of $3.1 million in the prior year. These results reflect a decrease in gross profit of $2.9 million, primarily from reduced net sales as well as manufacturing inefficiencies related, in part, to the transition to a new manufacturing system. In addition, selling, general and administrative costs increased $487,000, or 20.5% over the prior year. This increase was a result of higher personnel costs associated with additional management personnel, including approximately $192,000 related to recruiting and relocation costs, and $200,000 for severance costs related to the replacement of top management of the segment in the fourth quarter of 2000.

Loss from operations for the Company's Other segment was $666,000 in 2000, as compared to income from operations of $1.4 million in the prior year. The current year loss includes $2.8 million for the write-down of net assets held for sale, primarily representing the write-down of goodwill. Exclusive of the write-down, income from operations would have been $2.1 million in 2000. The improvement over the prior year primarily reflects improved profitability, despite decreased sales, at Rhodes.

Unallocated corporate expenses included in income from operations were $5.5 million, or 4.7% of net sales, as compared to $6.6 million, or 5.1% of net sales, in 1999. This reflects reduced personnel, legal and consulting costs, as compared to the prior year. In addition, unallocated corporate expenses for 2000 reflect a reduction of $260,000 in the Company's environmental liability related to the site on which its Cramer facility was previously located. Such reduction was the result of the Company's revision to its estimate of the cost to complete remedial measures required at the site.

Interest expense. Interest expense increased to $5.1 million for 2000, as compared to $5.0 million in the prior year, as a result of increased rates, partially offset by lower average outstanding debt balances.

Other (income) expense. For 2000, other (income) expense includes a $620,000 charge recorded as a reserve against a note receivable obtained in connection with the sale of Parker in 1999 to Top Air, which filed for Chapter 7 bankruptcy liquidation in November 2000. Also included in other (income) expense for 2000 is a charge of $219,000 recorded as a reserve against a note receivable received in connection with the sale of certain Rhodes assets in 1999, partially offset by income of $100,000 representing a change in estimate on an allowance against a note receivable. Prior year other (income) expense includes $192,000 of interest income related to notes receivable obtained in connection with the sale of Parker in 1999 and the sale of DewEze in 1998.

Income tax expense (benefit). The Company recorded, for 2000, an effective income tax benefit at a rate of 21.5%, as compared to an effective tax rate of 33.5% for the prior year. The effective tax rate for 2000 was adversely affected as a result of a higher proportion of non-deductible expenses, primarily for the write-down of asset values and non-cash amortization expenses related to acquisitions, as compared to pre-tax income (loss). The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker.

Income (loss) from discontinued operations. For 2000, the Company recorded a loss from discontinued operations of $8.6 million (net of tax of $840,000), reflecting a write-down of the net assets of Sooner in connection with its anticipated sale. For 1999, income from discontinued operations was $1.0 million (net of tax of $840,000). Revenues from discontinued operations were $43.5 million in 2000, as compared to $39.3 million in 1999.

Net income (loss) available for common stockholders. Net loss available for common stockholders was $14.8 million, or $2.53 per share, in 2000, as compared to net income available for common stockholders of $682,000, or $.12 per share, in the prior year. Income (loss) available for common stockholders is calculated by subtracting dividends on preferred stock of 750,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $371,000 and $345,000 for 2000 and 1999, respectively.

Year ended October 31, 1999 compared to year ended October 25, 1998

Net sales. Net sales for 1999 increased 4.0%, to $130.8 million, as compared to net sales of $125.8 million in 1998. These results include the effects of disposing of the Agricultural Equipment Companies, and the acquisition of Astro Air. Sales attributable to the Agricultural Equipment Companies were $1.0 million in 1999, as compared to $24.8 million in 1998. Sales attributable to Astro Air included in 1999 results were $28.9 million as compared to $13.4 million in 1998. Exclusive of the effects of the acquisition of Astro Air and the disposition of the Agricultural Equipment Companies, net sales increased 15.1% over the prior year.

Net sales from Motors increased 18.0% to $63.9 million in 1999, from $54.2 million in 1998 , as a result of increased sales to existing customers and the addition of new customers, particularly in the healthcare and recreation markets.

Net sales from Coils increased $16.1 million, to $46.6 million in 1999 from $30.6 million in 1998. This increase reflects a $15.5 million increase in sales attributable to Astro Air.

Net sales from the Agricultural Equipment segment were $1.0 million in 1999, as compared to $24.8 million in 1998. This decrease reflects the sale of the Agricultural Equipment Companies.

Net sales from the Company's Other segment were $19.3 million in 1999, as compared to $16.3 million in 1998. This increase was a result of the acquisition of Rhodes in June 1998.

Restructuring charge. In connection with the merger of the Company's Cramer subsidiary into Rhodes and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded a restructuring charge of $909,000 in the third quarter of 1998. The restructuring charge included $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 predominantly manufacturing employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. All restructuring costs have been paid.

Income from operations. For 1999, income from operations was $5.7 million, or 4.3% of net sales, as compared to $6.9 million, or 5.5% of net sales, in 1998. Income from operations in the prior year included a restructuring charge of $909,000 and other merger-related expenses of $929,000, incurred in connection with the merger of the Company's former Cramer subsidiary into Rhodes. Also included in 1998 is a pre-tax charge of $1.6 million recorded to adjust the carrying value of Parker's assets to their fair market value, determined in connection with Parker's sale, which was completed in 1999. In addition, 1998 included a pre-tax gain on the sale of Great Bend of $2.8 million.

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

The Agricultural Equipment segment had a loss from operations of $607,000 in 1999, as compared to income from operations of $2.8 million in 1998. Exclusive of the write-down of the Parker assets and the gain on the sale of Great Bend, income from operations for 1998 would have been $1.7 million. This decrease reflects the dispositions of the Agricultural Equipment Companies.

Income from operations for the Company's Other segment was $1.4 million in 1999, as compared to a loss of $967,000 in 1998. The prior year results included the restructuring charge of $909,000 and $929,000 of merger-related costs from Cramer.

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

Interest expense. For 1999, interest expense was $5.0 million, as compared to $4.8 million in 1998. This increase was primarily the result of increased borrowings under the Company's revolving credit agreement partially offset by decreased average interest rates.

Income tax expense. The Company's effective income tax rate was 33.5% for 1999, as compared to an effective rate of 96.1% in the prior year period. The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker. The 1998 effective tax rate was unusually high as a result of differences between the book and tax basis of the assets of Great Bend at the time of their sale and by a higher proportion of non-deductible expenses, primarily non-cash amortization expenses related to acquisitions, as compared to pretax income.

Income (loss) from discontinued operations. Income from discontinued operations for 1999 was $1.0 million (net of tax of $840,000), as compared to $617,000 (net of tax of $713,000) in 1998. Revenues from discontinued operations were $39.3 million in 1999, as compared to $34.2 million in 1998.

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


Liquidity and Capital Resources

At October 29, 2000, cash and cash equivalents were $491,000. Working capital was $2.1 million, as compared to $30.1 million at October 31, 1999. This decrease reflects the classification of $25.0 million of the Company's revolving credit facility as current, representing amounts to be repaid under such facility, primarily as a result of the sale of non-core businesses shortly after the balance sheet date. This decrease was partially offset by the reclassification of the net assets of Dura-Bond and Rhodes to assets held for sale, included in current assets. Net cash provided by operating activities was $3.6 million, as compared to $13.5 million in the prior year. The decrease in cash from operations was principally the result of decreased operating results.

Net cash used in investing activities included $2.3 million for capital expenditures for equipment, primarily in the Motors and Coils segments. The Company currently plans to invest approximately $3.6 million in capital expenditures during fiscal 2001. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

In connection with the acquisition of Astro Air in April 1998, the Company entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI receives 3.4% of net revenues generated by certain specified customers. For 2000, the Company recorded $787,000 of contingent consideration under the agreement with DPI as goodwill based upon related 2000 revenues.

Cash flows from investing activities also included payments received on notes obtained in connection with the sale of subsidiaries and applied to principal aggregating $1.1 million.

Net cash used in financing activities included net borrowings of $3.0 million under the Company's revolving credit agreement, debt repayments of $2.8 million, including the repayment of $815,000 of related party debt, and the payment of dividends of $2.2 million.

At October 29, 2000, $41.1 million was outstanding under the Company's revolving credit facility. The Company was not in compliance with covenants contained in its revolving credit facility at that date. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition, the amendment reduced the total amount available for borrowings to $32.0 million. At February 9, 2001, $31.6 million was outstanding under the facility. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5%. Borrowings under the facility that are Out of Formula (as defined) will be charged interest at the Prime Rate plus 2.0%. Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out of Formula borrowings. The amendment requires reductions in the available commitment of $1.0 million at June 30, 2001, $2.0 million at September 30, 2001, and $3.0 million at December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. The amendment also requires additional collateral and reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1.8 million as of October 29, 2000. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $20.2 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates.

Subsequent Events

Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan, and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5.0 million, plus the assumption of debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated realizable value. Proceeds from the sale, net of transaction fees, were used to reduce the Company's revolving credit facility.

Rhodes - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Rhodes to Capewell Components, LLC of South Windsor, Connecticut for cash of $2.0 million, plus the assumption of approximately $400,000 in liabilities. Proceeds from the sale were used to reduce the Company's revolving credit facility and other long-term indebtedness. The Company anticipates the disposition of the remaining assets of Rhodes within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Rhodes, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.6 million to adjust the carrying value of Rhodes' assets to their estimated realizable value, based on the estimated sales price of the assets.

Sooner - On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of 2000, a pretax charge of $8.6 million to adjust the carrying value of Sooner Trailer's assets to their estimated fair value, representing the write-down of goodwill. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

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

Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), which addressed a limited number of issues causing implementation difficulties. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated other comprehensive income will be reclassified into net income when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

The Company is required to adopt the provisions of SFAS 133 effective October 30, 2000. The Company's derivative instruments outstanding as of October 30, 2000, variable-to-fixed interest rate swaps (see Note 11), will not qualify for hedge accounting under SFAS 133. The adoption of SFAS 133 will require the Company to mark its interest rate swaps to market. The result will be to record a net liability of $101,000 with an offsetting cumulative effect charge to accumulated other comprehensive income. Such amount in accumulative other comprehensive income will be reclassified into earnings in the same periods during which the Company records interest expense on the debt associated with the interest rate swaps.

In that the Company's derivative instruments outstanding do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

In November 1999, the Staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This SAB sets forth the Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

         o  Persuasive evidence of an arrangement exists;

         o  Delivery has occurred or service has been rendered;

         o  The seller's price to the buyer is fixed or determinable; and,

         o  Collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized and, therefore, believes that the issuance of SAB 101 does not have a material impact on these financial statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-K, including those which express "belief," "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to the "Safe Harbor" provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         o The Company's results have been and can be affected by engineering difficulties in designing new products or applications for existing products to meet the requirements of its customers.

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

         o The Company may, in the future, divest of product lines or business units. Any such divestiture may involve costs of disposition or loss on the disposition that could adversely affect the Company's operating results or financial condition.

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

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at October 29, 2000. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 11 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                            Year of Maturity                                         Fair Value
                                    ------------------------------------------------------------------   Total Due       at
                                       2001         2002        2003       2004      2005   Thereafter  at Maturity   10/29/00
                                    ---------    ---------    --------    ------    ------  ----------  -----------  ----------
Debt:
  Fixed rate                        $  2,516     $    544     $   358     $ 264     $ 173     $   174     $  4,029    $  4,029
  Average interest rate                  8.0%         8.0%        8.0%      8.0%      8.0%        8.0%
  Variable rate                     $ 25,300     $ 16,400     $   300     $ 600     $ 600     $ 3,050     $ 46,250    $ 46,250
  Average interest rate                  8.5%         8.2%        4.4%      4.4%      4.4%        4.4%

Interest rate swap agreements:
  Variable to fixed swaps           $     --     $ 15,000     $ 5,150     $  --     $  --     $    --     $ 20,150    $   (101)
  Average pay rate                                    7.1%        4.2%
  Average receive rate                                6.1%        4.0%


Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-29, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on March 22, 2001, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

Item 11. Executive Compensation

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

(b)      No reports were filed on Form 8-K during the last quarter of fiscal
         2000.

(c)      Exhibits

Exhibit No.       Description
-----------       -----------
 *3.1             Articles of Incorporation of the Company (Exhibit 3.1 to
                  the Company's Form S-1 Registration Statement, No. 33-76964
                  (the "1994 Registration Statement")).

 *3.2             By-Laws of the Company, as amended June 5, 1997 (Exhibit
                  3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1997).

 *3.3 Designations of the Class A Convertible Preferred Stock of Owosso Corporation (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 31, 1995 (the "October 31, 1995 Form 8-K")).

 *10.1 1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).#

 *10.2 Loan Agreement between Director of the State of Nevada Department of Commerce as Issuer and The Landover Company D/B/A Dura-Bond Bearing Company, dated August 1, 1988 regarding the issuance of Series 1988-A Industrial Development Revenue Bonds (Exhibit 10.5 to the 1994 Registration Statement).

 *10.3 Management Services Agreement, by and between Snowmax, Incorporated, and The Owosso Company, dated July 31, 1989 (Exhibit 10.33 to the 1994 Registration Statement).

 *10.4 Promissory Note of Snowmax, Incorporated, dated April 7, 1992, issued to Longview Bank and Trust Company, in the amount of $1,000,000 (Exhibit 10.39 to the 1994 Registration Statement).

 *10.5 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Upshur County, Texas (Exhibit 10.40 to the 1994 Registration Statement).

 *10.6 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

 *10.7 Lender's Subordination Agreement, dated April 7, 1992, among Longview Bank and Trust Company, Snowcoil, Inc. and Snowmax, Incorporated (Exhibit 10.42 to the 1994 Registration Statement).

 *10.8 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

 *10.9 Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit
                  10.45 to the 1994 Form 10-K).

 *10.10 Confidentiality and Non-Solicitation Agreement between the Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit
                  10.46 to the 1994 Form 10-K).

 *10.11 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Sr., dated October 31, 1994 (Exhibit 10.47 to the 1994 Form 10-K).

 *10.12 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Jr., dated October 31, 1994 (Exhibit 10.48 to the 1994 Form 10-K).

 *10.13 Confidentiality and Non-Solicitation Agreement between the Company and John R. Reese, dated October 31, 1994 (Exhibit
                  10.51 to the 1994 Form 10-K).

 *10.14           Stock Purchase Agreement among Owosso Corporation, Richard R.
                  Carr and I. Wistar Morris, III, dated March 24, 1994 (Exhibit
                  2.2 to the 1994 Form 10-K).

 *10.15 The Owosso Group, Plan of Reorganization dated March 25, 1994 (Exhibit 2.1 to the 1994 Registration Statement).

 *10.16 Amendment No. 1 to The Owosso Group Plan of Reorganization dated September 26, 1994 (Exhibit 2.8 to the 1994 Registration Statement).

 *10.17 Stock Purchase Agreement dated September 9, 1994 by and among Owosso Corporation, Sooner Trailer Manufacturing Co., Michael
                  S. Bernhardt, Billy J. Bernhardt, Viola M. Bernhardt, Michael
                  S. and Cynthia L. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Billy J. and Viola M. Bernhardt Charitable Remainder Unitrust U/T/A 8/15/94, Steven J. Bernhardt Trust U/T/A 8/15/94 and Cynthia L. Bernhardt Trust U/T/A 8/15/94 (Exhibit 2.9 to the 1994 Registration Statement).

 *10.18 Letter Agreement by and among Owosso Corporation, The Owosso Company and Sooner Trailer Manufacturing Co. dated October 25, 1994 (Exhibit 2.10 to the 1994 Form 10-K).

 *10.19 Agreement and Plan of Merger dated October 25, 1995 by and among Owosso Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc. (Exhibit 2.1 to the October 31, 1995 Form 8-K).

 *10.20 Registration Rights Agreement dated October 31, 1995 by and among Owosso Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to the October 31, 1995 Form 8-K).

 *10.21 Loan Agreement dated September 18, 1993 between Sooner Trailer Manufacturing Co. and American National Bank, Duncan, Oklahoma, and Amendment No. 1 to Loan Agreement dated December 13, 1994 between the same parties (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 1995).

 *10.22 Lease Agreement by and between Owosso Corporation and Philadelphia Freedom Partners, L.P. dated September 6, 1996 (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended October 27, 1996).

 *10.23 Owosso Corporation 401(k) Savings Plan (Exhibit 10.2 to the January 25, 1998 Form 10-Q).

 *10.24 Ninth Amendment to Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of March 27, 1998. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 1998).

#*10.25 1998 Long-Term Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 2, 1998, Registration No. 333-55835).

 *10.26 Asset Purchase Agreement, dated March 27, 1998, by and among Allied Products Corporation, Great Bend Manufacturing Company, and Owosso Corporation (Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 1998).

 *10.27 Asset Purchase Agreement among Owosso Corporation, Astro Air Acquisition Corp., Astro Air, Inc., Rex Dacus and Dacus Properties, Inc., dated April 2, 1998 (Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 26, 1998).

 *10.28 Agreement and Plan of Merger among Owosso Corporation, Cramer Company and M.H. Rhodes, Inc., dated April 3, 1998 (Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

 *10.29 Asset Sale and Purchase Agreement dated June 22, 1998, by and between Harper Industries, Inc., and DewEze Manufacturing, Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 1998).

 *10.30 Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of January 22, 1999. (Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

 *10.31 Asset Purchase Agreement by and among Top Air Manufacturing, Inc. and Parker Acquisition Sub, Inc., as buyers, and Owosso Corporation and DWZM, Inc., as sellers, dated March 3, 1999 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1999).

#*10.32           Severance Agreement between the Company and John H. Wert, Jr.
                  dated May 12, 1999, (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1999).

 *10.33 First Amendment to Amended and Restated Credit Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2000).

  10.34 Stock Purchase and Redemption Agreement among Owosso Corporation, MEPC, L.L.C., the Landover Company (d/b/a "Dura-Bond Bearing Company"), Engine Power Components, Inc., and Melling Tool Co., effective as of October 29, 2000. (Exhibit 10.2 to the Company's Current Report on Form 8-K, dated January 24, 2001).

  10.35 Asset Purchase Agreement by and between M.H. Rhodes, Inc. and Capewell Component Company, L.L.C., dated December 1, 2000.

  10.36 Stock Purchase Agreement between Sooner Investment Manufacturing Company (purchaser) and Owosso Corporation (seller), dated January 19, 2001. (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 24, 2001).

  10.37 Amendment Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., dated February 12, 2001.

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

                                 OWOSSO CORPORATION

Date: February 12, 2001          By: /s/ George B. Lemmon, Jr.
                                     -------------------------------------------
                                     George B. Lemmon, Jr., President, Chief
                                     Executive Officer, and Director

                                 By: /s/ John M. Morrash
                                     -------------------------------------------
                                     John M. Morrash, Executive Vice President -
                                     Finance, Chief Financial Officer and
                                     Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on February 12, 2001, in the capacities indicated:

Signature                                     Title

/s/  John R. Reese                           Chairman of the Board and Director
-------------------------------
John R. Reese


/s/ George B. Lemmon, Jr.                    President, Chief Executive Officer,
-------------------------------              and a Director
George B. Lemmon, Jr.


/s/ John M. Morrash                          Executive Vice President - Finance,
-------------------------------              Chief Financial Officer and
John M. Morrash                              Treasurer and Secretary


/s/ Ellen D. Harvey                          Director
-------------------------------
Ellen D. Harvey


/s/ Harry E. Hill                            Director
-------------------------------
Harry E. Hill


/s/ Lowell P. Huntsinger                     Director
-------------------------------
Lowell P. Huntsinger


/s/ Eugene P. Lynch                          Director
-------------------------------
Eugene P. Lynch


/s/ James A. Ounsworth                       Director
-------------------------------
James A. Ounsworth

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   OCTOBER 29, 2000, OCTOBER 31, 1999, AND OCTOBER 25, 1998:

   Statements of Operations                                              F-2

   Balance Sheets                                                        F-3

   Statements of Stockholders' Equity                                    F-4

   Statements of Cash Flows                                              F-5

   Notes to Consolidated Financial Statements                         F-6 - F-28

FINANCIAL STATEMENT SCHEDULE II                                          F-29

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 29, 2000 and October 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 29, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 29, 2000 and October 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 12, 2001

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended
                                                                        ---------------------------------------------------
                                                                          October 29,        October 31,        October 25,
                                                                              2000              1999               1998
Net sales                                                               $ 116,864,000      $ 130,848,000      $ 125,820,000
Costs of products sold                                                     97,908,000        105,601,000         97,349,000
                                                                        -------------      -------------      -------------
Gross profit                                                               18,956,000         25,247,000         28,471,000

Selling, general and administrative expenses                               17,011,000         19,590,000         21,773,000

Write-down of net assets held for sale                                      2,800,000                 --          1,635,000

Gain on sale of business                                                           --                 --         (2,775,000)

Restructuring charge                                                               --                 --            909,000
                                                                        -------------      -------------      -------------
Income (loss) from operations                                                (855,000)         5,657,000          6,929,000

Interest expense                                                            5,106,000          4,999,000          4,849,000

Other (income) expense                                                        533,000           (444,000)           (92,000)
                                                                        -------------      -------------      -------------
Income (loss) from continuing operations before income taxes               (6,494,000)         1,102,000          2,172,000

Income tax expense (benefit)                                               (1,400,000)           370,000          2,087,000
                                                                        -------------      -------------      -------------
Income (loss) from continuing operations                                   (5,094,000)           732,000             85,000

Discontinued operations:
     Income from discontinued operations, net of income tax
         expense of $840,000, $840,000 and $713,000                            22,000          1,045,000            617,000

     Loss on disposal of discontinued operations                           (8,600,000)                --                 --
                                                                        -------------      -------------      -------------
Net income (loss)                                                         (13,672,000)         1,777,000            702,000

Dividends and accretion on preferred stock                                 (1,121,000)        (1,095,000)        (1,070,000)
                                                                        -------------      -------------      -------------
Net income (loss) available for common stockholders                     $ (14,793,000)         $ 682,000         $ (368,000)
                                                                        =============      =============      =============
Basic and diluted income (loss) per common share:
   Income (loss) from continuing operations                                   $ (1.06)           $ (0.06)           $ (0.17)
   Income (loss) from discontinued operations                                   (1.47)              0.18               0.11
                                                                        -------------      -------------      -------------
Net income (loss) per share                                                   $ (2.53)           $  0.12            $ (0.06)
                                                                        =============      =============      =============
Weighted average number of common shares outstanding:
    Basic                                                                   5,844,000          5,826,000          5,813,000
                                                                        =============      =============      =============
    Diluted                                                                 5,844,000          5,852,000          5,813,000
                                                                        =============      =============      =============

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   October 29,        October 31,
                                                                                                       2000              1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $    491,000      $     161,000
   Receivables, net                                                                                 11,973,000         18,160,000
   Inventories, net                                                                                  9,026,000         15,053,000
   Net assets held for sale                                                                          8,664,000                 --
   Net assets of discontinued operations held for sale                                               9,449,000         15,700,000
   Prepaid expenses and other                                                                        1,243,000            865,000
   Deferred taxes                                                                                    1,900,000          1,220,000
                                                                                                  ------------      -------------
       Total current assets                                                                         42,746,000         51,159,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                                  22,058,000         32,339,000
GOODWILL, NET                                                                                       12,796,000         16,796,000
OTHER INTANGIBLE ASSETS, NET                                                                         6,982,000          7,893,000
OTHER ASSETS                                                                                         1,172,000          3,186,000
                                                                                                  ------------      -------------
       TOTAL ASSETS                                                                               $ 85,754,000      $ 111,373,000
                                                                                                  ============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable - trade                                                                       $  7,386,000      $   9,643,000
   Accrued compensation and benefits                                                                 1,807,000          2,855,000
   Accrued expenses                                                                                  3,590,000          4,769,000
   Related party debt                                                                                1,000,000          1,815,000
   Current portion of long-term debt                                                                26,816,000          2,007,000
                                                                                                  ------------      -------------
       Total current liabilities                                                                    40,599,000         21,089,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                22,463,000         50,938,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                        2,323,000          2,923,000
DEFERRED TAXES                                                                                       1,937,000          2,439,000
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
   Convertible preferred stock Class A, 5% cumulative, $.01 par value;
       10,000,000 shares authorized; 1,071,428 shares issued and outstanding
       (aggregate
       liquidation value 2000 and 1999  - $15,000,000)                                              15,000,000         14,630,000
   Common stock, $.01 par value; authorized 15,000,000 shares; issued
       5,900,700 shares in 2000 and 5,880,200 shares in 1999                                            59,000             59,000
   Additional paid-in capital                                                                       21,743,000         21,682,000
   Accumulated other comprehensive income                                                             (142,000)            (3,000)
   Accumulated deficit                                                                             (17,829,000)        (1,985,000)
                                                                                                  ------------      -------------
                                                                                                    18,831,000         34,383,000
   Less treasury stock, at cost, 50,039 shares in 2000 and 50,058 shares in 1999                      (399,000)          (399,000)
                                                                                                  ------------      -------------
       Total stockholders' equity                                                                   18,432,000         33,984,000
                                                                                                  ------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 85,754,000      $ 111,373,000
                                                                                                  ============      =============

   See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated          Retained
                                                                                   Additional          Other              Earnings
                                                    Preferred        Common         Paid-in        Comprehensive       (Accumulated
                                                      Stock           Stock         Capital           Income              Deficit)
BALANCE, OCTOBER 26, 1997                         $ 13,965,000      $ 59,000      $ 21,612,000                       $   1,544,000
  Net income                                                                                                               702,000
  Dividends                                                                                                             (2,843,000)
  Accretion on convertible preferred stock             320,000                                                            (320,000)
  Issuance of treasury shares                                                                                               (1,000)
  Exercise of stock options                                                              6,000
                                                  ------------      --------      ------------                       -------------
BALANCE, OCTOBER 25, 1998                           14,285,000        59,000        21,618,000                            (918,000)
Net income                                                                                                               1,777,000
Other comprehensive income:
     Cumulative translation adjustment                                                                  (3,000)

     Total comprehensive income
Dividends                                                                                                               (2,498,000)
Accretion on convertible preferred stock               345,000                                                            (345,000)
Issuance of common stock                                                                64,000                              (1,000)
                                                  ------------      --------      ------------      ----------       -------------
BALANCE, OCTOBER 31, 1999                           14,630,000        59,000        21,682,000          (3,000)         (1,985,000)

Net income                                                                                                             (13,672,000)
Other comprehensive income:
     Cumulative translation adjustment                                                                (139,000)

     Total comprehensive income
Dividends                                                                                                               (1,802,000)
Accretion on convertible preferred stock               370,000                                                            (370,000)
Issuance of common stock                                                                61,000
                                                  ------------      --------      ------------      ----------       -------------
BALANCE, OCTOBER 29, 2000                         $ 15,000,000      $ 59,000      $ 21,743,000      $ (142,000)      $ (17,829,000)
                                                  ============      ========      ============      ==========       =============


OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                   Treasury
                                                     Stock             Total
BALANCE, OCTOBER 26, 1997                         $ (450,000)      $ 36,730,000
  Net income                                                            702,000
  Dividends                                                          (2,843,000)
  Accretion on convertible preferred stock
  Issuance of treasury shares                         49,000             48,000
  Exercise of stock options                                               6,000
                                                  ----------       ------------
BALANCE, OCTOBER 25, 1998                           (401,000)        34,643,000
Net income                                                            1,777,000
Other comprehensive income:
     Cumulative translation adjustment                                   (3,000)
                                                                   ------------
     Total comprehensive income                                       1,774,000
Dividends                                                            (2,498,000)
Accretion on convertible preferred stock                                     --
Issuance of common stock                               2,000             65,000
                                                  ----------       ------------
BALANCE, OCTOBER 31, 1999                           (399,000)        33,984,000

Net income                                                          (13,672,000)
Other comprehensive income:
     Cumulative translation adjustment                                 (139,000)
                                                                   ------------
     Total comprehensive income                                     (13,811,000)
Dividends                                                            (1,802,000)
Accretion on convertible preferred stock                                     --
Issuance of common stock                                                 61,000
                                                  ----------       ------------
BALANCE, OCTOBER 29, 2000                         $ (399,000)      $ 18,432,000
                                                  ==========       ============

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended
                                                                      --------------------------------------------------------------
                                                                         October 29,              October 31,            October 25,
                                                                            2000                     1999                    1998
OPERATING ACTIVITIES:
  Net income (loss)                                                   $ (13,672,000)           $  1,777,000            $    702,000
  (Income) loss from discontinued operations                              8,578,000              (1,045,000)               (617,000)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
           Allowance for doubtful accounts                                  561,000                 106,000                  89,000
           Provision for deferred taxes                                  (1,504,000)                (49,000)               (430,000)
           Gain on sale of business                                              --                      --              (2,775,000)
           Write-down of net assets held for sale                         2,800,000                      --               1,635,000
          (Gain) loss on sale of assets                                      19,000                  10,000                  92,000
           Depreciation                                                   5,289,000               5,210,000               4,442,000
           Amortization                                                   1,855,000               1,783,000               1,660,000
    Changes in assets and liabilities which provided (used) cash:
           Accounts receivable                                            3,352,000              (1,266,000)             (2,943,000)
           Inventories                                                      929,000                 847,000              (1,805,000)
           Prepaid expenses and other                                      (591,000)                150,000                  31,000
           Accounts payable                                              (1,544,000)              1,849,000                (622,000)
           Accrued expenses                                                (919,000)                749,000              (1,375,000)
                                                                      -------------            ------------            ------------
           Net cash provided by (used in) continuing operations           5,153,000              10,121,000              (1,916,000)
           Net cash provided by (used in) discontinued operati           (1,536,000)              3,341,000               1,180,000
                                                                      -------------            ------------            ------------
           Net cash provided by (used in) operating activities            3,617,000              13,462,000                (736,000)
                                                                      -------------            ------------            ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (2,295,000)             (5,355,000)             (8,971,000)
  Contingent consideration on acquisition                                  (787,000)               (878,000)               (425,000)
  Acquisition of businesses, net of cash acquired                                --                      --             (10,485,000)
  Proceeds from the sale of businesses and assets                                --               4,603,000              14,075,000
  (Increase) decrease in other assets                                     1,993,000               3,442,000              (1,375,000)
                                                                      -------------            ------------            ------------
           Net cash provided by (used in) continuing operations          (1,089,000)              1,812,000              (7,181,000)
           Net cash used in discontinued operations                        (738,000)               (321,000)               (602,000)
                                                                      -------------            ------------            ------------
           Net cash provided by (used in) investing activities           (1,827,000)              1,491,000              (7,783,000)
                                                                      -------------             -----------            ------------

FINANCING ACTIVITIES:
  Borrowings from (payments on)  line of credit                           2,950,000             (10,050,000)             13,550,000
  Proceeds from long-term debt                                              580,000                      --               6,050,000
  Payments on long-term debt                                             (2,001,000)             (1,907,000)             (7,986,000)
  Payments on related party debt                                           (815,000)             (1,028,000)               (907,000)
  Dividends paid                                                         (2,152,000)             (2,006,000)             (2,843,000)
  Other                                                                      31,000                  67,000                  54,000
                                                                      -------------            ------------            ------------
           Net cash (used in) provided by continuing operations          (1,407,000)            (14,924,000)              7,918,000
           Net cash used in discontinued operations                         (53,000)                (59,000)                (48,000)
                                                                      -------------            ------------            ------------
           Net cash provided by (used in) financing activities           (1,460,000)            (14,983,000)              7,870,000
                                                                      -------------            ------------            ------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                         330,000                 (30,000)               (649,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              161,000                 191,000                 840,000
                                                                      -------------            ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     491,000            $    161,000            $    191,000
                                                                      =============            ============            ============

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 29, 2000, OCTOBER 31, 1999, AND OCTOBER 25, 1998
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company has operated in four business segments: Motors, Coils, Agricultural Equipment, and Other.

      The Motors segment, which includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products Ohio Corporation ("MP-Ohio"), manufactures fractional and integral horsepower motors. Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation, and non-automotive transportation. The Company sells its motors primarily throughout North America and also in Europe.

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

      The Agricultural Equipment segment included, through the dates of their sales, Great Bend Manufacturing Co. ("Great Bend"), sold in April 1998, DewEze Manufacturing, Inc. ("DewEze"), sold in July 1998, and Parker Industries ("Parker"), sold in March 1999 (collectively the "Agricultural Equipment Companies").

      During the fourth quarter of 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of Sooner Trailer have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations. The net assets of Sooner Trailer have been included in "Net Assets of Discontinued Operations Held for Sale" in the consolidated balance sheets.

      The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond"), and M.H. Rhodes, Inc. ("Rhodes"). Dura-Bond, which manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market, was sold subsequent to the balance sheet date. Rhodes, which was acquired in June 1998, manufactures timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Rhodes subsequent to the balance sheet date and intends to dispose of the remaining Rhodes assets within twelve months. Accordingly, the net assets of Dura-Bond and Rhodes have been included in "Net Assets Held for Sale" in the October 29, 2000 consolidated balance sheet.

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 2000 and 1998 consisted of 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 29, 2000 and October 31, 1999, cost for 12% and 13%, respectively, of the inventories was determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $790,000 and $803,000 higher than reported at October 29, 2000 and October 31, 1999, respectively. Additionally, income from operations would have decreased by approximately $13,000 and $17,000 in 2000 and 1999, respectively, and increased by approximately $18,000 for 1998. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

      Property, Plant and Equipment - Items of property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

         Land improvements                                         10 - 20 years
         Buildings                                                 30 years
         Machinery and equipment                                   3 - 10 years

      Interest is capitalized in connection with the construction of major capital additions. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, $90,000 of interest cost was capitalized. No interest was capitalized in 2000 or 1999.

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

      Revenue Recognition - Revenue is recognized at the time the product is shipped and title of ownership has passed. An allowance for doubtful accounts of $604,000 and $294,000 has been recorded as of October 29, 2000 and October 31, 1999, respectively.

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

      Reclassifications - Certain reclassifications were made to the 1999 and 1998 consolidated financial statements to conform to 2000 classifications.

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

      The basic weighted average shares reconciles to diluted weighted average shares as follows:

                                                2000         1999         1998
       Basic weighted average
            Common shares outstanding        5,844,000    5,826,000    5,813,000
       Dilutive effect of stock options             --       26,000           --
                                             ---------    ---------    ---------
       Diluted weighted average
            Common shares outstanding        5,844,000    5,852,000    5,813,000
                                             =========    =========    =========


      The following table summarizes those securities that could potentially dilute income (loss) for common stockholders per common share in the future that were not included in determining net income (loss) available for common stockholders per common share as the effect was antidilutive:

                                                  2000        1999        1998
       Potential common shares resulting from:
           Stock options                         880,000     786,000     587,000
           Convertible preferred stock         1,071,000   1,071,000   1,071,000
                                               ---------   ---------   ---------
                                               1,951,000   1,857,000   1,658,000
                                               =========   =========   =========

      Comprehensive Income - Effective for the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The Company presents comprehensive income as a component of stockholders' equity. For 2000, total comprehensive loss was $13,811,000 and consisted of a net loss of $13,672,000 and a $139,000 loss on foreign currency translation. For 1999, total comprehensive income was $1,774,000 and consisted of net earnings of $1,777,000, offset by a $3,000 loss on foreign currency translation. The Company's comprehensive income for 1998 consisted solely of net earnings.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), which addressed a limited number of issues causing implementation difficulties. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated other comprehensive income will be reclassified into net income when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

      The Company is required to adopt the provisions of SFAS 133 effective October 30, 2000. The Company's derivative instruments outstanding as of October 30, 2000, variable-to-fixed interest rate swaps (see Note 11), will not qualify for hedge accounting under SFAS 133. The adoption of SFAS 133 will require the Company to mark its interest rate swaps to market. The result will be to record a net liability of $101,000 with an offsetting cumulative effect charge to accumulated other comprehensive income. Such amount in accumulative other comprehensive income will be reclassified into earnings in the same periods during which the Company records interest expense on the debt associated with the interest rate swaps.

      In that the Company's derivative instruments outstanding do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

      In November 1999, the Staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This SAB sets forth the Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

        o Persuasive evidence of an arrangement exists;
        o Delivery has occurred or service has been rendered;
        o The seller's price to the buyer is fixed or determinable; and,
        o Collectibility is reasonably assured.

      The Company uses the above criteria to determine whether revenue can be recognized and, therefore, believes that the issuance of SAB 101 does not have a material impact on these financial statements.

2.    RESULTS OF OPERATIONS AND FINANCING

      The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 11 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, requires reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

      Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its M.H. Rhodes subsidiary. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness which will mature in February 2002 will require the Company to refinance the indebtedness at that time.

3.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 2000, 1999 and 1998 were $4,826,000, $5,311,000 and $4,693,000, respectively. Cash paid for income taxes was $1,952,000, $1,503,000 and $4,077,000 for 2000, 1999 and 1998,
      respectively. Dividends payable were $142,000 and $492,000 at October 29, 2000 and October 31, 1999, respectively.

4.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

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

      The non-interest bearing note has been discounted to $3,000,000 and is payable in monthly installments as to the extent the accounts receivable, acquired by Top Air pursuant to the sale agreement, are collected. The note is secured by such accounts receivable. The terms of the note provide further that, irrespective of the amounts collected on such accounts receivable, Top Air is required to pay no less than 60% of the principal amount of the note by November 15, 1999, 85% of the principal of the note by November 15, 2000, with the final payment of all outstanding principal due on February 15, 2001. At October 29, 2000, $620,000 was outstanding on the note. In November 2000, Top Air filed a Chapter 7 voluntary liquidation in bankruptcy court. As a result, the Company has reserved the full balance of the note.

      Sales attributable to Parker were $1,004,000 and $11,715,000 for 1999 and 1998, respectively. Income (loss) from operations, before the allocation of corporate expenses, from Parker was ($607,000) and $741,000 for 1999 and 1998, respectively.

      Sale of DewEze - Effective July 24, 1998, the Company sold substantially all of the assets of DewEze to Harper Industries, Inc., a company formed by the president of the subsidiary, for cash proceeds of approximately $4,200,000 and a note for $700,000, which was repaid in full during 2000, plus the assumption of approximately $600,000 in liabilities. Net sales attributable to DewEze were $5,844,000 for 1998. Income from operations, before allocation of corporate expenses, from DewEze was $272,000 for 1998.

      Acquisition of Rhodes - Effective June 30, 1998, the Company acquired all of the outstanding stock of M.H. Rhodes, Inc. ("Rhodes"), a publicly held manufacturer of mechanical timers and photoelectric controls, located in Avon, Connecticut, for $2,900,000 in cash, plus the assumption or repayment of approximately $1,200,000 of debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $475,000, which is being amortized on a straight-line basis over 20 years. The Company has consolidated the operations of its Cramer subsidiary, previously located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility. See Note 16 - Restructuring Charge.

      Sale of Great Bend - Effective April 26, 1998, the Company sold substantially all of the assets of Great Bend to Allied Products Corporation of Chicago, Illinois, for cash proceeds of approximately $9,900,000, plus the assumption of approximately $2,100,000 in liabilities. The Company recorded a pre-tax gain on the sale of Great Bend of $2,775,000 ($924,000 net of tax). Net sales attributable to Great Bend were $7,251,000 for 1998. Income from operations, before allocation of corporate expenses, from Great Bend was $670,000 for 1998.

      Acquisition of Astro Air - Effective April 26, 1998, the Company acquired substantially all of the assets of Astro Air, Inc. ("Astro Air"), a Jacksonville, Texas manufacturer of "fin and tube" heat transfer coils, for $8,000,000 in cash, plus the repayment, shortly after closing, of approximately $2,700,000 in debt. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on estimated fair values at the date of acquisition. This resulted in excess of purchase price over assets acquired of approximately $1,425,000, which is being amortized on a straight-line basis over 20 years. In connection with the acquisition, the Company has entered into a five-year consulting agreement with Dacus Properties, Inc. ("DPI"), the former owner of Astro Air, under which DPI will receive 3.4% of net revenues generated by certain specified customers. During 2000, 1999 and 1998, the Company recorded $787,000, $878,000 and $425,000, respectively, of contingent consideration under the agreement with DPI as goodwill based upon related revenue.

5.    INVENTORIES
                                                       2000              1999

        Raw materials and purchased parts          $ 3,711,000      $  7,824,000
        Work in process                              3,773,000         3,462,000
        Finished goods                               1,542,000         3,767,000
                                                   -----------      ------------

        Total                                      $ 9,026,000      $ 15,053,000
                                                   ===========      ============



6.    DISCONTINUED OPERATIONS

      In October 2000, the Company adopted a plan to dispose of Sooner Trailer. The Company has reported the results of Sooner Trailer as "Discontinued Operations" for all periods presented in the consolidated financial statements. In connection with the anticipated sale, the Company recognized a loss of $8,600,000 in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. Such loss reflects the write-down of goodwill and has been reflected as "Loss on Sale of Discontinued Operations" in the consolidated statements of operations. Revenues from Sooner were $43,468,000, $39,273,000 and $34,148,000 for 2000, 1999 and
      1998, respectively.

      For financial reporting purposes, the assets and liabilities attributable to Sooner have been classified in the consolidated balance sheets as Net Assets of Discontinued Operations Held for Sale and consist of the following:

                                                      2000               1999

              Current assets                      $ 9,812,000      $  7,195,000
              Current liabilities                  (4,905,000)       (4,654,000)
                                                  -----------      -------------

              Net current assets                    4,907,000         2,541,000
              Net fixed assets                      3,965,000         3,561,000
              Other non-current assets              1,180,000        10,261,000
              Non-current liabilities                (603,000)         (663,000)
                                                  -----------      -------------

              Total net assets held for sale      $ 9,449,000      $ 15,700,000
                                                  ===========      ============


      On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11,500,000, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000.


7.    NET ASSETS HELD FOR SALE

      Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5,000,000, plus the assumption of debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. Net sales attributable to Dura-Bond were $8,184,000, $8,501,000 and $8,748,000 for

      2000, 1999 and 1998, respectively. Income from operations before the allocation of corporate expenses and the charge to adjust the carrying value of the assets from Dura-Bond was $1,539,000, $1,272,000 and $1,463,000 for 2000, 1999 and 1998, respectively.

      Rhodes - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Rhodes to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. The Company anticipates the disposition of the remaining Rhodes' assets within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Rhodes, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Rhodes' assets to their estimated fair value, based upon an estimated sales price of the assets.

      For financial reporting purposes, the assets and liabilities attributable to Dura-Bond and Rhodes have been classified in the consolidated balance sheet as Net Assets Held for Sale and consist of the following at October 29, 2000:

                                          Dura-Bond      Rhodes         Total

      Current assets                    $ 3,585,000   $ 3,986,000   $ 7,571,000
      Current liabilities                  (333,000)   (1,090,000)   (1,423,000)
                                        -----------   -----------   -----------

      Net current assets                  3,252,000     2,896,000     6,148,000
      Net fixed assets                    4,153,000     1,770,000     5,923,000
      Other non-current assets            2,414,000        35,000     2,449,000
      Non-current liabilities            (5,013,000)     (843,000)   (5,856,000)
                                        -----------   -----------   -----------

      Total net assets held for sale    $ 4,806,000   $ 3,858,000   $ 8,664,000
                                        ===========   ===========   ===========

8.    PROPERTY, PLANT AND EQUIPMENT


                                                       2000              1999

        Land and improvements                     $    410,000      $  1,323,000
        Buildings and improvements                   7,379,000        13,767,000
        Machinery and equipment                     39,514,000        47,827,000
        Construction in progress                     1,353,000         1,366,000
                                                  ------------      ------------

        Total                                       48,656,000        64,283,000
        Accumulated depreciation                    26,598,000        31,944,000
                                                  ------------      ------------

        Property, plant and equipment, net        $ 22,058,000      $ 32,339,000
                                                  ============      ============



      Depreciation expense from continuing operations was approximately $5,289,000, $5,210,000 and $4,442,000 for 2000, 1999 and 1998,
      respectively.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

                                                        2000             1999

        Goodwill:
        Goodwill                                   $ 16,444,000     $ 20,577,000
        Accumulated amortization                      3,648,000        3,781,000
                                                   ------------     ------------

        Goodwill, net                              $ 12,796,000     $ 16,796,000
                                                   ============     ============

        Other Intangible Assets:
        Noncompetition agreements                   $ 1,900,000     $  2,020,000
        Customer lists                                8,000,000        8,000,000
        Other                                           294,000          566,000
                                                   ------------     ------------

        Total                                        10,194,000       10,586,000
        Accumulated amortization                      3,212,000        2,693,000
                                                   ------------     ------------

        Other intangible assets, net               $  6,982,000     $  7,893,000
                                                   ============     ============


      Amortization expense from continuing operations related to goodwill and other intangible assets was approximately $1,855,000, $1,783,000 and $1,660,000 for 2000, 1999 and 1998, respectively.


10.   RELATED PARTY DEBT

      Related party debt consists of promissory notes to preferred stockholders, payable on demand, but no later than October 2005, aggregating $1,000,000 and $1,815,000 as of October 29, 2000 and October 31, 1999, respectively. Interest on the notes is paid quarterly at 8%.


11.   LONG-TERM DEBT

                                                        2000             1999


        Revolving credit agreements               $ 41,100,000      $ 38,150,000

        Term loans, payable in monthly
         installments through 2009 at
         variable rates from 5% to 8.5%,
         collateralized by certain real
         property                                    1,057,000           955,000

        Industrial revenue bonds, payable in
         varying installments through 2018 at
         rates from 4.25% to 7.5%, collateralized
         by certain real property, building and
         equipment                                   5,327,000        10,679,000

        Subordinated promissory notes, payable
         in varying installments through 2005
         at rates from 7.6% to 9%                    1,775,000         2,848,000

        Other long-term debt                            20,000           313,000
                                                  ------------      ------------

              Total long-term debt                  49,279,000        52,945,000

        Less current portion                        26,816,000         2,007,000
                                                  ------------      ------------
        Long-term debt, net of current portion    $ 22,463,000      $ 50,938,000
                                                  ============      ============

      On January 22, 1999, the Company entered into a new revolving credit facility with the Company's two primary banks, originally expiring in December 2002. At October 29, 2000, $41,100,000 was outstanding. The facility is secured by the non-real estate assets of the Company. The average amount outstanding under the Company's revolving credit facility in 2000 was $42,605,000 and the weighted average interest rate was 9.3%. The agreement includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. At February 9, 2001, $31,600,000 was outstanding under the facility. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5%. Borrowings under the facility that are Out of Formula (as defined) will be charged interest at the Prime Rate plus 2.0%. Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out of Formula borrowings. The amendment requires reductions in the available commitment of $1,000,000 at June 30, 2001, $2,000,000 at September 30, 2001, and
      $3,000,000 at December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. The amendment also requires additional collateral and reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1,775,000 at October 29, 2000. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends.

      Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (6.80% at October 29, 2000) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $5,150,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (4.4% at October 29, 2000). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. These agreements are accounted for using settlement accounting.

      The aggregate amount of required payments on long-term debt is as follows:

        Year ending October:
             2001                                                   $ 26,816,000
             2002                                                     16,944,000
             2003                                                        658,000
             2004                                                        864,000
             2005                                                        773,000
             Thereafter                                                3,224,000
                                                                    ------------

        Total                                                       $ 49,279,000
                                                                    ============


      The Company has classified $25,000,000 of the revolving credit facility as current. This represents reductions in the facility resulting from the sales of Dura-Bond, Rhodes and Sooner Trailer and anticipated reductions in the facility in connection with its amendment.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $20,150,000 and were in a liability position of $101,000 at October 29, 2000.

13.   PENSION AND POSTRETIREMENT PLANS

      Pension Plans - The Company sponsors a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly union employees, who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. Pension expense related to these plans was $1,314,000, $1,233,000 and $1,017,000 for 2000, 1999 and 1998,
      respectively.

      Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

      Effective October 31, 1999, the Company adopted SFAS No. 132, Employers Disclosures About Pensions and Other Post-Retirement Benefits. In accordance with SFAS No. 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets.

                                                                               2000             1999
      Change in projected pension benefit obligation:
      Projected pension benefit obligation at beginning of year           $ 3,091,000      $ 3,415,000
      Service cost                                                             84,000          106,000
      Interest cost                                                           223,000          204,000
      Actuarial (gain) loss                                                   (15,000)        (485,000)
      Benefits paid                                                          (153,000)        (149,000)
                                                                          -----------      -----------
      Projected pension benefit obligation at end of year                 $ 3,230,000      $ 3,091,000
                                                                          ===========      ===========

                                                                               2000             1999
      Change in plan assets:
      Fair value of plan assets at beginning of year                      $ 4,081,000      $ 3,604,000
      Actual return on plan assets                                            327,000          644,000
      Employee contributions                                                   15,000           15,000
      Benefits and expenses paid                                             (197,000)        (182,000)
                                                                          -----------      -----------
                                                                          $ 4,226,000      $ 4,081,000
                                                                          ===========      ===========
      Fair value of plan assets at end of year


                                                                               2000             1999

      Excess of fair value of plan assets over benefit obligation         $   996,000      $   990,000
      Unrecognized initial net credit                                        (206,000)        (247,000)
      Unrecognized prior service cost                                         209,000          228,000
      Unrecognized net (gain) loss                                           (553,000)        (565,000)
                                                                          -----------      -----------

      Prepaid pension asset                                               $   446,000      $   406,000
                                                                          ===========      ===========


      The accumulated benefit obligation was $2,763,000 as of October 29, 2000, $2,660,000 as of October 31, 1999 and $2,896,000 as of October 25, 1998.

      Components of net pension expense (credit) included in the consolidated statements of operations for 2000, 1999 and 1998 are as follows:

                                                                 2000           1999            1998
      Service cost                                           $  84,000       $ 106,000       $   83,000
      Interest cost on projected benefit obligation            223,000         204,000          200,000
      Expected return on assets                               (320,000)       (283,000)        (272,000)
      Unrecognized net (gain)/loss                              (5,000)             --               --
      Amortization of unrecognized net credit                  (41,000)        (41,000)         (41,000)
      Amortization of prior service cost                        19,000          19,000           19,000
                                                             ---------       ---------       ----------

      Net pension expense (credit)                           $ (40,000)      $   5,000       $  (11,000)
                                                             =========       =========       ==========

      Additional disclosures and assumptions:

                                                2000         1999          1998

        Discount rate                           7.50%        7.25%         6.25%
        Expected long-term rate of return        8.0          8.0           8.0
        Salary increases                         5.0          5.0           5.0


      Postretirement Plan - Motor Products - Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees who retire from Motor Products. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis. The Company recognizes the expected cost of providing such post-retirement benefits during employee's active service periods.

      The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets:

                                                                                     2000              1999
      Change in accumulated postretirement benefit obligation:
      Accumulated postretirement benefit obligation, beginning of year           $ 1,873,000       $ 2,009,000
      Service cost                                                                   107,000           128,000
      Interest cost                                                                  124,000           118,000
      Amendments                                                                       6,000                --
      Actuarial gain                                                                 (33,000)         (335,000)
      Benefits paid                                                                  (53,000)          (47,000)
                                                                                 -----------       -----------

      Accumulated postretirement benefit obligation, end of year                 $ 2,024,000       $ 1,873,000
                                                                                 ===========       ===========


                                                                                     2000              1999

        Accumulated postretirement benefit obligation in excess of plan assets   $ 2,024,000       $ 1,873,000
        Unrecognized net gain (loss) from past experience different
         from that assumed and from changes in assumptions                             4,000           (29,000)
        Prior service cost not yet recognized in net periodic
         postretirement benefit cost                                                 291,000           315,000
                                                                                 -----------       -----------

        Accrued postretirement benefit cost                                      $ 2,319,000       $ 2,159,000
                                                                                 ===========       ===========




      Net periodic postretirement benefit cost included the following components:



                                                2000        1999         1998

      Service cost                          $ 107,000    $ 128,000    $ 114,000
      Interest cost                           124,000      118,000      113,000
      Amortization of prior service cost      (18,000)     (14,000)     (17,000)
                                            ---------    ---------    ---------
      Total                                 $ 213,000    $ 232,000    $ 210,000
                                            =========    =========    =========

      For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.5% for 2007, and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 29, 2000 by $422,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $61,000. Decreasing the assumed healthcare postretirement benefit obligation as of October 29, 2000 by 1% decreases the accumulated postretirement benefit obligation by $320,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $44,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of October 29, 2000, 7.25% as of October 31, 1999 and 6.25% as of October 25, 1998.

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

      The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets:

                                                                               2000            1999
      Change in accumulated postretirement benefit obligation:
      Accumulated postretirement benefit obligation, beginning of year      $ 751,000       $ 784,000
      Interest cost                                                            54,000          49,000
      Actuarial gain                                                          (40,000)        (41,000)
      Benefits paid                                                           (64,000)        (41,000)
                                                                            ---------       ---------
      Accumulated postretirement benefit obligation, end of year            $ 701,000       $ 751,000
                                                                            =========       =========


      Net periodic post retirement benefit cost consists of interest cost of $54,000 for 2000, $49,000 for 1999 and $44,000 for 1998. The effects of assumed changes in the healthcare cost trend by 1% are not material.

                                                                                 2000               1999
        Accumulated postretirement benefit obligation                         $ 701,000          $ 751,000

        Unrecognized net gain (loss) from past experience different
         from that assumed and from changes in assumptions                       24,000              7,000
                                                                              ---------          ---------

        Accrued postretirement benefit cost                                   $ 725,000          $ 758,000
                                                                              =========          =========

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 7.25% and 6.25% for 2000, 1999 and 1998, respectively, and the medical inflation rate was 5.5% for 2000 and 1999, and 4.5% for 1998.

14.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and certain production facilities and equipment under operating leases. Operating lease expense was approximately $1,137,000, $1,084,000 and $1,393,000 for 2000, 1999 and
      1998, respectively, net of sublease rentals and reimbursements of utilities of $50,000, $63,000 and $44,000 for 2000, 1999 and 1998,
      respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $305,000. Future minimum rental payments under non-cancelable operating leases are as follows:


        2001                                                         $   829,000
        2002                                                             389,000
        2003                                                             234,000
        2004                                                             212,000
        2005                                                             191,000
        Thereafter                                                       171,000
                                                                     -----------
                                                                     $ 2,026,000
                                                                     ===========

      The above minimum lease payments are net of anticipated sublease income of $119,000 in each of the years 2001 through 2005, and $109,000 thereafter. At October 29, 2000, outstanding letters of credit totaled approximately $13,142,000 and primarily guarantee industrial revenue bonds. In connection with the sale of Dura-Bond subsequent to the balance sheet date, outstanding letters of credit decreased by $5,088,000.

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

      Sooner Trailer has arrangements with a number of financial institutions to provide floor plan financing for its dealers, which requires it to repurchase repossessed products from the financial institutions in the event of a default by the financed dealer. Its obligation is typically to repurchase the equipment at 90% of the purchase price for the first 180 days, 80% for the next 90 days and 70% for the next 90 days, after which the obligation expires. In the event of a default by all of the financed dealers, the Company would be required to repurchase approximately $12,365,000 of product as of October 29, 2000. The Company does not believe that its obligation under these repurchase agreements will have a material adverse effect on the financial results of the Company. Sooner Trailer has not taken possession of any significant amount of equipment or incurred any losses pursuant to the repurchase obligations in these contracts. In connection with the sale of Sooner Trailer in January 2001, the Company is no longer obligated under these contracts.

      In addition to the matters reported herein, the Company is involved in litigation dealing with numerous aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

15.   MAJOR CUSTOMERS

      A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the five largest customers represented approximately 30%, 31%, and 15% of total sales from continuing operations for 2000, 1999 and 1998, respectively. Sales to one customer of the Motors segment represented approximately 12%, 12% and 3% of that segment's sales for 2000, 1999 and 1998, respectively. Sales to the four largest customers of the Coils segment represented approximately 63%, 70% and 58% of that segment's sales for 2000, 1999 and 1998, respectively.

16.   RESTRUCTURING CHARGE

      In connection with the merger in 1998 of the Company's Cramer subsidiary into Rhodes, and the consolidation of Cramer's manufacturing into Rhodes' manufacturing facility, the Company recorded, in the third quarter of 1998, a restructuring charge of $909,000. The restructuring charge included $583,000 for the termination of the lease on Cramer's Old Saybrook, Connecticut manufacturing facility, $102,000 for the write-off of inventory for discontinued product lines, $174,000 for employee severance and termination benefits for 74 predominantly manufacturing employees, and $50,000 for the write-off of manufacturing equipment. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from the original estimates. All restructuring costs have been paid.

17.   INCOME TAX EXPENSE

      The income tax provision consists of the following:


                                        2000             1999            1998
        Current:
          Federal                     $   (115,000)    $ 162,000    $ 2,123,000
          State                            219,000       257,000        394,000
        Deferred - Federal              (1,361,000)      (49,000)      (430,000)
        Deferred - State                  (143,000)           --             --
                                      ------------     ---------    -----------

        Income tax expense (benefit)  $ (1,400,000)    $ 370,000    $ 2,087,000
                                      ============     =========    ===========

      A reconciliation of the income tax provision as presented in the consolidated statements of operations is as follows:

                                                                           2000             1999             1998
      Income tax expense (benefit) from continuing operations        $ (1,400,000)      $   370,000      $ 2,087,000
      Income tax expense from discontinued operations                     840,000           840,000          713,000
                                                                     ------------       -----------      -----------
      Total income tax expense (benefit)                             $   (560,000)      $ 1,210,000      $ 2,800,000
                                                                     ============       ===========      ===========


      The reconciliation of the statutory federal income tax rate and the effective rate, for continuing operations, is as follows:

                                                                         2000          1999          1998
      Federal income tax provision at statutory rate                     (34.0)%        34.0%         34.0%
      State income taxes, net of federal income tax benefit                0.9          15.4          12.0
      Amortization of excess cost of net assets acquired                   4.8          27.9          14.6
      Effect of disposition of businesses                                  6.8         (48.6)         29.7
      Other                                                                 --           4.8           5.8
                                                                         -------      -------        -------

      Effective tax rate, continuing operations                          (21.5)%        33.5%         96.1%
                                                                         =======      =======        =======



      The difference between the statutory federal rate and the reported amount of income tax expense attributable to discontinued operations is primarily due to non-deductible goodwill and the valuation allowance.

      The components of the Company's net deferred tax assets and liabilities are as follows:

                                                       2000              1999
      Deferred tax asset:
       Accruals and reserves                      $ 4,540,000       $ 3,128,000
       Tax credits and loss carryforwards           3,143,000         2,166,000
       Other                                          148,000           135,000
                                                  -----------       -----------

           Total gross deferred tax assets          7,831,000         5,429,000

       Valuation allowance                         (3,524,000)       (2,060,000)
                                                  -----------       -----------

           Net deferred tax assets                $ 4,307,000       $ 3,369,000
                                                  ===========       ===========
      Deferred tax liability:
       Intangibles                                $ 1,781,000       $ 2,008,000
       Pension                                        150,000           140,000
       Property, plant and equipment                2,413,000         2,275,000
       Other                                               --           165,000
                                                  -----------       -----------

           Total gross deferred tax liabilities   $ 4,344,000       $ 4,588,000
                                                  -----------       -----------

      Net deferred tax liability                  $   (37,000)      $(1,219,000)
                                                  ===========       ===========

      These amounts are included in the accompanying consolidated financial statements as follows:


                                                       2000             1999

        Current deferred tax assets                $ 1,900,000      $ 1,220,000
        Non-current deferred tax liabilities        (1,937,000)      (2,439,000)
                                                   -----------      -----------

        Net deferred tax liability                 $   (37,000)     $(1,219,000)
                                                   ===========      ===========

      The Company has recorded valuation allowances which management has determined are sufficient to reduce its deferred tax assets to an amount which is more likely than not to be realized. The Company's valuation allowances relate primarily to intangible assets, federal and state net operating loss carry-forwards, and other state deferred tax assets. As a result of the decision to dispose of Sooner, the Company recognized an increase in the valuation allowance of $345,000.

      As a result of the acquisition of Rhodes, the Company has approximately $2,349,000 of net operating loss carry forwards as of October 29, 2000 available to reduce the taxable income of Rhodes for federal income tax reporting purposes and which expire between 2003 and 2011. The utilization of these net operating losses are subject to annual limitations under
      Section 382 of the Internal Revenue Code.

18.   CONVERTIBLE PREFERRED STOCK

      In connection with the acquisition of Stature in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock is convertible into the Company's common stock on a one-for-one basis, at the holders' option, through October 2000, at which time, the Company has the right, but is not obligated, to redeem, the preferred stock for cash at its stated value of $14.00 per share. Neither the option to convert the preferred stock into the Company's common stock, nor the Company's right to redeem the preferred stock, has been exercised. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 in 2009 for a maximum liquidation amount of $22,500,000. The Company has accreted the value of its preferred stock to its stated value of $14.00 per share over the period ending in October 2000, when the conversion feature of the stock expires, using the effective interest method at a rate of 7.6%.

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. To the extent that the preferred stock has not been converted by October 2000, the increasing rate dividend will be accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method, at a rate of 8.7%. Dividends paid on the preferred stock were $750,000 for 2000, 1999 and 1998.

      The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. At October 29, 2000, there are no accrued preferred dividends. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock. In certain circumstances, the issuance of other classes of securities require the approval of the Class A preferred stockholders. In connection with the amendment to the Company's revolving credit facility in February 2001, the Company is prohibited from making future preferred stock dividend payments.

19.   STOCK-BASED COMPENSATION PLANS

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

      The following schedule summarizes stock option activity and status:

                                                                          Year Ended
                                         -----------------------------------------------------------------
                                          October 29, 2000         October 31, 1999       October 25, 1998

                                                     Weighted               Weighted              Weighted
                                                      Average                Average              Average
                                                     Exercise               Exercise              Exercise
                                         Options       Price    Options      Price    Options      Price
       Outstanding,
         beginning of year                785,000     $ 7.58    587,000     $ 8.57    371,000     $  9.31
          Granted                         259,000       2.23    204,000       4.70    296,000        7.82
          Exercised                            --         --         --         --     (1,000)       6.13
          Cancelled                      (164,000)      8.44     (6,000)      6.13    (79,000)       9.26
                                          -------               -------               -------

       Outstanding, end of year           880,000     $ 5.84    785,000     $ 7.58    587,000     $  8.57
                                          =======               =======               =======

       Exercisable, end of year           324,000     $ 8.31    270,000     $ 9.50    155,000     $ 10.15
                                          =======               =======               =======

      The following table summarizes information about stock options outstanding at October 29, 2000:

                                                       Options Outstanding                  Options Exercisable
                                             ------------------------------------        ------------------------
                                                           Weighted
                                                            Average
                                                           Remaining     Weighted                        Weighted
                                                          Contractual     Average                         Average
                                                             Life        Exercise                        Exercise
        Range of Exercise Prices             Options       in Years        Price         Options           Price
        $1.44                                140,000         9.97        $  1.44              --         $    --

        $3.16                                114,000         9.13        $  3.16              --         $    --

        $4.16 - $5.75                        185,000         8.34        $  4.73          37,000         $  4.73

        $5.88 - $8.00                        302,000         6.92        $  7.39         161,000         $  7.21

        $8.88 - $11.38                        70,000         5.06        $  9.24          58,000         $  9.31

        $12.00                                69,000         4.07        $ 12.00          68,000         $ 12.00
                                             -------                                     -------

                                             880,000         7.62        $  5.84         324,000         $  8.31
                                             =======                                     =======

      The Company accounts for the 1994 Plan and stock options granted under the Incentive Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1994 Plan and the Incentive Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $274,000 and $0.05 per share, respectively for 2000, $219,000 and $0.04 per share, respectively for 1999, and $84,000 and $0.01 per share, for 1998. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during 2000, 1999, and 1998 was $246,000, $277,000 and $575,000, respectively. The fair value of the options granted were estimated on the date of grant using the Binomial option-pricing model with the following assumptions for grants in 2000, 1999 and 1998: risk-free interest rate of 5.02%, 6.3%, and 4.7%, respectively, expected volatility of 40%, 35% and 31%, respectively, dividend yield of 0.0%, 5.1% and 4.6%, respectively, and an expected life of six years in 2000, 1999 and 1998.

20.   SEGMENT INFORMATION

      As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized based upon the products and services it offers. Under this organizational structure, the Company operates in four business segments: Motors, Coils, Agricultural Equipment, and Other.

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

      The Agricultural Equipment segment included, through the dates of their sales, Great Bend (sold in April 1998), DewEze (sold in July 1998), and Parker (sold in March 1999).

      During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufacturers all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations. The net assets of Sooner Trailer are included as Assets of Discontinued Operations for purposes of disclosure of identifiable assets.

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

      The following table reflects, from continuing operations, net sales, income (loss) from operations, capital additions, and depreciation and amortization expense for the fiscal years ended October 2000, 1999 and 1998 and identifiable assets as of October 2000, 1999 and 1998 for each segment:

                                                                  2000              1999                1998
        Identifiable assets:
        Motors                                              $  44,483,000      $  49,115,000       $  50,988,000
        Coils                                                  20,433,000         22,969,000          21,292,000
        Agricultural equipment                                         --          1,773,000           9,867,000
        Other                                                   9,137,000         20,370,000          20,964,000
        Assets of discontinued operations                       9,449,000         15,700,000          17,463,000
        Corporate                                               2,252,000          1,446,000             902,000
                                                            -------------      -------------       -------------

              Total identifiable assets                     $  85,754,000      $ 111,373,000       $ 121,476,000
                                                            =============      =============       =============

        Net sales:
        Motors                                              $  57,696,000      $  63,941,000       $  54,189,000
        Coils                                                  41,660,000         46,634,000          30,555,000
        Agricultural Equipment                                         --          1,003,000          24,810,000
        Other                                                  17,508,000         19,270,000          16,266,000
                                                            -------------      -------------       -------------

              Total net sales                               $ 116,864,000      $ 130,848,000       $ 125,820,000
                                                            =============      =============       =============

        Income (loss) from operations:
        Motors                                              $   5,530,000      $   8,353,000       $   7,385,000
        Coils                                                    (234,000)         3,114,000           3,571,000
        Agricultural Equipment                                         --           (607,000)          2,823,000
        Other (1)                                                (666,000)         1,409,000            (967,000)
        Corporate (2)                                          (5,485,000)        (6,612,000)         (5,883,000)
                                                            -------------      -------------       -------------

              Total income (loss) from operations           $    (855,000)     $   5,657,000       $   6,929,000
                                                            =============      =============       =============

        Capital Additions:
        Motors                                              $     810,000      $   3,232,000       $   5,680,000
        Coils                                                   1,073,000          1,563,000           1,133,000
        Agricultural Equipment                                         --              4,000             504,000
        Other                                                     245,000            477,000             982,000
        Corporate                                                 167,000             79,000             672,000
                                                            -------------      -------------       -------------

              Total capital additions                       $   2,295,000      $   5,355,000       $   8,971,000
                                                            =============      =============       =============

        Depreciation and amortization expense:
        Motors                                              $   3,543,000      $   3,420,000       $   2,890,000
        Coils                                                   2,119,000          2,009,000           1,134,000
        Agricultural Equipment                                         --                 --             625,000
        Other                                                   1,141,000          1,131,000           1,005,000
        Corporate                                                 341,000            433,000             448,000
                                                            -------------      -------------       -------------

              Total depreciation and amortization expense   $   7,144,000      $   6,993,000       $   6,102,000
                                                            =============      =============       =============

(1) Includes write-down of net assets held for sale of $2,800,000 in 2000; a restructuring charge of $909,000 in 1998.

(2) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, and other administrative expenses.

21.   QUARTERLY INFORMATION (UNAUDITED)

                                                                   First            Second             Third             Fourth
                                                                  Quarter           Quarter           Quarter            Quarter
                                                              ------------       ------------      ------------       ------------
      Year Ended October 29, 2000:
      --------------------------------------------------
      Net sales                                               $ 28,710,000       $ 32,475,000      $ 29,608,000       $ 26,071,000

      Gross profit                                               5,000,000          5,583,000         5,505,000          2,868,000

      Income (loss) from continuing operations                    (460,000)           174,000           194,000         (5,002,000)

      Income (loss) from discontinued operations                   188,000            389,000             2,000         (9,157,000)

      Net income (loss)                                           (272,000)           563,000           196,000        (14,159,000)

      Net income (loss) available
       for common stockholders                                    (550,000)           284,000           (85,000)       (14,442,000)

      Basic and diluted earnings (loss) per common share:
        Continuing operations                                        (0.12)             (0.02)            (0.01)             (0.90)
        Discontinued operations                                       0.03               0.07                --              (1.57)


      Year Ended October 31, 1999:
      --------------------------------------------------
      Net sales                                               $ 31,458,000       $ 34,694,000      $ 33,064,000       $ 31,632,000

      Gross profit                                               5,880,000          7,351,000         6,842,000          5,174,000

      Income (loss) from continuing operations                    (194,000)           925,000           460,000           (459,000)

      Income (loss) from discontinued operations                    63,000            375,000           593,000             14,000

      Net income (loss) available
       for common stockholders                                    (403,000)         1,026,000           779,000           (720,000)

      Basic and diluted earnings (loss)
       per common share
        Continuing operations                                        (0.08)              0.11              0.03              (0.12)
        Discontinued operations                                       0.01               0.07              0.10                 --

      The above information has been restated to reflect the results of Sooner Trailer as discontinued operations.

      Income (loss) from continuing operations for the fourth quarter of 2000 included $2,800,000 for the write-down of assets held for sale, $839,000 for the write-off of uncollectible notes receivable, $400,000 for severance costs and a $400,000 adjustment to the Company's workers compensation accrual, representing an increase in the estimated costs to resolve open claims related to previous years.

      Income (loss) from discontinued operations for the fourth quarter of 2000 included $8,600,000 for the write-down of assets held for sale.

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

                                     ******

                                                                     Schedule II

                               Owosso Corporation
                 Valuation and Qualifying Accounts and Reserves
                   For the three years ended October 29, 2000
--------------------------------------------------------------------------------

                                          Balance at       Charged to          Charged                         Balance at
                                           Beginning        Costs and         to Other        Deductions         End of
                                           of Period         Expenses       Accounts (a)          (b)            Period
                                         ------------      -----------      ------------     ------------      ----------
For the year ended October 29, 2000
  Allowances on:
    Accounts receivable                 $   294,000       $   512,000        $ (127,000)     $   (75,000)    $   604,000
    Inventory                             1,328,000         1,127,000          (352,000)        (386,000)      1,717,000

For the year ended October 31, 1999
  Allowances on:
    Accounts receivable                 $   341,000       $   106,000           (24,000)     $  (129,000)    $   294,000
    Inventory                             1,353,000           853,000          (101,000)        (777,000)      1,328,000
  Accrued restructuring costs               125,000                --                --         (125,000)             --

For the year ended October 25, 1998
  Allowances on:
    Accounts receivable                 $   300,000       $    89,000        $   82,000      $  (130,000)    $   341,000
    Inventory                               616,000         1,382,000           423,000       (1,068,000)      1,353,000
  Accrued restructuring costs                    --           909,000                --         (784,000)        125,000


--------------------------
(a) For 2000 and 1999, reflects reclassification to Net Assets Held for Sale; for 1998, primarily relates to the effects of acquisitions

(b) As to accounts receivable and inventory, primarily represents amounts written off against related assets; as to accrued restructuring costs, represents amounts paid.