Form 10-Q
period 2001-01-28
OWOSSO CORP
filed 2001-03-13
CIK 921046

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: January 28, 2001 Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 9, 2001, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page
PART I - FINANCIAL INFORMATION:


     Item 1.     Financial Statements

                 Condensed Consolidated Statements of Operations           3
                 for the Three Months Ended January 28, 2001 and
                 January 30, 2000 (unaudited)

                 Condensed Consolidated Balance Sheets at                  4
                 January 28, 2001 (unaudited) and October 29, 2000

                 Condensed Consolidated Statements of Cash Flows           5
                 for the Three Months Ended January 28, 2001 and
                 January 30, 2000 (unaudited)

                 Notes to Condensed Consolidated Financial Statements      6
                 (unaudited)

     Item 2.     Management's Discussion and Analysis of                   13
                 Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures about
                 Market Risks                                              19


PART II - OTHER INFORMATION:

     Item 2.     Changes in Securities and Use of Proceeds                 20

     Item 5.     Other Information                                         20

     Item 6.     Exhibits and Reports on Form 8-K                          20

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             Three-Months Ended
                                                                   ----------------------------------------
                                                                        January 28,           January 30,
                                                                           2001                  2000
Net sales                                                              $ 20,616,000          $ 28,710,000
Costs of products sold                                                   17,925,000            23,930,000
                                                                       ------------          ------------

Gross profit                                                              2,691,000             4,780,000

Selling, general and administrative expenses                              3,345,000             4,372,000
                                                                       ------------          ------------

Income (loss) from operations                                              (654,000)              408,000

Interest expense                                                          1,456,000             1,318,000

Other (income) expense                                                       (9,000)              (51,000)
                                                                       ------------          ------------

Loss from continuing operations before income taxes                      (2,101,000)             (859,000)

Income tax benefit                                                         (714,000)             (399,000)
                                                                       ------------          ------------

Loss from continuing operations                                          (1,387,000)             (460,000)

Income (loss) from discontinued operations, net of income tax
    expense (benefit) of ($144,000) and $163,000                           (434,000)              188,000
                                                                       ------------          ------------

Net loss before cumulative effect of change in
    accounting principle                                                 (1,821,000)             (272,000)

Cumulative effect of accounting change (net of tax of $34,000)              (67,000)                 --
                                                                       ------------          ------------

Net loss                                                                 (1,888,000)             (272,000)

Dividends and accretion on preferred stock                                 (326,000)             (278,000)
                                                                       ------------          ------------

Net loss available for common shareholders                             $ (2,214,000)         $   (550,000)
                                                                       ============          ============

Basic and diluted income (loss) per common share:
   Loss from continuing operations                                     $      (0.29)         $      (0.12)
   Income (loss) from discontinued operations                                 (0.08)                 0.03
   Cumulative effect of accounting change, net                                (0.01)                 --
                                                                       ------------          ------------

Net loss per share                                                     $      (0.38)         $      (0.09)
                                                                       ============          ============

Basic and diluted weighted average number of common
   shares outstanding                                                     5,850,000             5,830,000
                                                                       ============          ============

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    January 28,         October 29,
                                                                       2001                2000
ASSETS                                                              (UNAUDITED)         (SEE NOTE)
CURRENT ASSETS:
       Cash and cash equivalents                                   $   265,000         $   491,000
       Receivables, net                                             11,660,000          11,973,000
       Inventories, net                                              9,264,000           9,026,000
       Net assets held for sale                                      2,099,000           8,664,000
       Net assets of discontinued operations held for sale                --             9,449,000
       Prepaid expenses and other                                    4,509,000           1,243,000
       Deferred taxes                                                2,113,000           1,900,000
                                                                   -----------         -----------
           Total current assets                                     29,910,000          42,746,000

PROPERTY, PLANT AND EQUIPMENT, NET                                  21,508,000          22,058,000
GOODWILL, NET                                                       12,682,000          12,796,000
OTHER INTANGIBLE ASSETS, NET                                         6,775,000           6,982,000
OTHER ASSETS                                                         1,166,000           1,172,000
                                                                   -----------         -----------

      TOTAL ASSETS                                                 $72,041,000         $85,754,000
                                                                   ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                    $ 5,718,000         $ 7,386,000
       Accrued expenses                                              5,628,000           5,397,000
       Related party debt                                            1,000,000           1,000,000
       Current portion of long-term debt                            10,626,000          26,816,000
                                                                   -----------         -----------
           Total current liabilities                                22,972,000          40,599,000

LONG-TERM DEBT, LESS CURRENT PORTION                                27,893,000          22,463,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                        2,821,000           2,323,000
DEFERRED TAXES                                                       2,150,000           1,937,000
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY                                                16,205,000          18,432,000
                                                                   -----------         -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $72,041,000         $85,754,000
                                                                   ===========         ===========


      Note: The balance sheet of October 29, 2000 has been condensed from the audited financial statements at that date.

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                         -----------------------------------
                                                                           January 28,            January 30,
                                                                               2001                   2000
OPERATING ACTIVITIES:
  Net loss                                                                $ (1,888,000)         $   (272,000)
  (Income) loss from discontinued operations                                   434,000              (188,000)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
            Depreciation                                                     1,110,000             1,271,000
            Amortization                                                       413,000               444,000
            Other                                                              180,000                  --
           Changes in operating assets and liabilities which
                 provided (used) cash                                       (1,945,000)            2,033,000
                                                                          ------------          ------------
           Net cash provided by (used in) continuing operations             (1,696,000)            3,288,000
           Net cash used in discontinued operations                         (4,507,000)           (2,102,000)
                                                                          ------------          ------------
           Net cash provided by (used in) operating activities              (6,203,000)            1,186,000
                                                                          ------------          ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (552,000)             (466,000)
  Contingent consideration on acquisition                                      (90,000)             (237,000)
  Proceeds from the sale of businesses                                       5,996,000                  --
  (Increase) decrease in other assets                                           81,000               631,000
                                                                          ------------          ------------
           Net cash provided by (used in) continuing operations              5,435,000               (72,000)
           Net cash provided by (used in) discontinued operations           11,481,000              (164,000)
                                                                          ------------          ------------
           Net cash provided by (used in) investing activities              16,916,000              (236,000)
                                                                          ------------          ------------

FINANCING ACTIVITIES:
  Net borrowings from (payments on)  line of credit                        (10,400,000)              200,000
  Payments on long-term debt                                                  (360,000)             (414,000)
  Dividends paid                                                              (142,000)             (537,000)
  Other                                                                        (22,000)                3,000
                                                                          ------------          ------------
           Net cash used in continuing operations                          (10,924,000)             (748,000)
           Net cash used in discontinued operations                            (15,000)              (14,000)
                                                                          ------------          ------------
           Net cash used in financing activities                           (10,939,000)             (762,000)
                                                                          ------------          ------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                           (226,000)              188,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 491,000               161,000
                                                                          ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    265,000          $    349,000
                                                                          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                         $  1,090,000          $  1,054,000
                                                                          ============          ============
    Taxes paid                                                            $    203,000          $    232,000
                                                                          ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
     Dividends payable                                                    $    225,000          $       --
                                                                          ============          ============

See notes to consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company - The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company currently operates in three business segments: Motors, Coils, and Other.

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

     The Coils segment manufactures heat exchange coils, primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment include Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"). The Company sells its coils primarily throughout North America and also in Europe.

     The Company's Other segment includes Dura-Bond Bearing Company ("Dura-Bond") and Cramer Company (formerly known as M.H. Rhodes, Inc., and hereinafter referred to as "Cramer"). Dura-Bond, which manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market, was sold November 2, 2000. Cramer manufactures timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000, and in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company intends to dispose of the remaining Cramer assets by the end of the year. Accordingly, the net assets of Dura-Bond and Cramer have been included in "Net Assets Held For Sale" in the condensed consolidated balance sheets.

     During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). The Company completed the sale of Sooner Trailer on January 24, 2001. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of Sooner Trailer have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations. The net assets of Sooner Trailer have been included in "Net Assets of Discontinued Operations Held for Sale" in the October 29, 2000 condensed consolidated balance sheet.

     Financial Statements - The condensed consolidated balance sheet as of January 28, 2001 and the condensed consolidated statements of operations and cash flows for the three months ended January 28, 2001 and January 30, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 28, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 29, 2000 Annual Report on Form 10-K.

     Reclassifications - Certain reclassifications were made to the 2000 condensed consolidated financial statements to conform to the 2001 classifications.

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

     Comprehensive income - The Company presents comprehensive income (loss) as a component of shareholders' equity. For the first quarter of 2001, total comprehensive income (loss) was ($1,834,000) and consisted of a net loss available for common shareholders of $1,821,000 and a $13,000 loss on foreign currency translation. For the first quarter of 2000, total comprehensive income (loss) was ($269,000), and consisted of a net loss available for common shareholders of $272,000, offset by income on foreign currency translation adjustment of $3,000.

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

     The Company was required to adopt the provisions of SFAS 133 effective October 30, 2000. The Company's derivative instruments outstanding, variable-to-fixed interest rate swaps, do not qualify for hedge accounting under SFAS 133. The adoption of SFAS 133 required the Company to mark its interest rate swaps to market. The result was to record a net liability of $101,000 with an offsetting cumulative effect charge to accumulated other comprehensive income. This amount, net of tax of $34,000, is reflected in the condensed consolidated statement of operations as "Cumulative effect of accounting change". Such amount in accumulative other comprehensive income will be reclassified into earnings in the same periods during which the Company records interest expense on the debt associated with the interest rate swaps.

     In that the Company's derivative instruments outstanding do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

2.   LIQUIDITY AND FINANCING

     The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 6 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, requires reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

     Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness, which will mature in February 2002, will require the Company to refinance the indebtedness at that time.

3.   DISCONTINUED OPERATIONS

     On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11,500,000, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In connection with the anticipated sale, the Company recognized a loss of $8,600,000 in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale.

     The Company has reported the results of Sooner Trailer as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. Revenues from Sooner Trailer were $6,118,000 and $9,169,000 for the first quarter of 2001 and 2000, respectively.

     For financial reporting purposes, the net assets attributable to Sooner have been classified in the October 29, 2000 condensed consolidated balance sheet as "Net Assets of Discontinued Operations Held for Sale" and consist of the following:

                                       October 29,
                                           2000

Current assets                         $ 9,812,000
Current liabilities                     (4,905,000)
                                       -----------

Net current assets                       4,907,000
Net fixed assets                         3,965,000
Other non-current assets                 1,180,000
Non-current liabilities                   (603,000)
                                       -----------

Total net assets held for sale         $ 9,449,000
                                       ===========


4.   NET ASSETS HELD FOR SALE

     Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5,000,000, the net assets of which included debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. No additional gain or loss is expected to be recorded upon completion of the sale. Net sales attributable to Dura-Bond were $2,021,000 and income from operations before the allocation of corporate expenses was $330,000 for the first quarter of 2000.

     Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company. The Company anticipates the disposition of the remaining Cramer assets within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Cramer's assets to their estimated fair value, based upon an estimated sales price of the assets.

     For financial reporting purposes, the assets and liabilities attributable to Dura-Bond and Rhodes have been classified in the condensed consolidated balance sheets as Net Assets Held for Sale and consist of the following:

                                        January 28,         October 29,
                                           2001                 2000

     Current assets                    $ 2,192,000          $ 7,571,000
     Current liabilities                  (728,000)          (1,423,000)
                                       -----------          -----------

     Net current assets                  1,464,000            6,148,000
     Net fixed assets                      930,000            5,923,000
     Other non-current assets               35,000            2,449,000
     Non-current liabilities              (330,000)          (5,856,000)
                                       -----------          -----------

     Total net assets held for sale    $ 2,099,000          $ 8,664,000
                                       ===========          ===========


5.   INVENTORIES


                                        January 28,         October 29,
                                           2001                2000

     Raw materials and purchased parts  $3,972,000         $3,711,000
     Work in process                     3,741,000          3,773,000
     Finished goods                      1,551,000          1,542,000
                                        ----------         ----------

     Total                              $9,264,000         $9,026,000
                                        ==========         ==========


6.   LONG-TERM DEBT

     On January 22, 1999, the Company entered into a new revolving credit facility with the Company's two primary banks, originally expiring in December 2002. At January 28, 2001, $30,700,000 was outstanding under this facility. The revolving credit facility includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5% (10.0% at January 28, 2001). Borrowings under the facility that are Out-of-Formula (as defined) will be charged interest at the Prime Rate plus 2.0% (10.5% at January 28, 2001). Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out-of-Formula borrowings. The amendment requires reductions in the available commitment of $1,000,000 at June 30, 2001, $2,000,000 at September 30, 2001, and $3,000,000 at
     December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. As amended, the facility is secured by substantially all of the assets of the Company. The amendment also requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1,521,000 at January 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends.

     Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (5.68% at January 28, 2001) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $5,150,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (2.9% at January 28,
     2001). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS 133. Accordingly, changes in the fair value of such agreements are recorded in the Condensed Consolidated Financial Statements as a component of interest expense. The fair market value of such swap agreements decreased in the first quarter of 2001, resulting in a charge of $354,000.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   SEGMENT INFORMATION

                                                               Three Months Ended
                                                         January 28,          January 30,
                                                            2001                  2000
     Net sales:
     Motors                                            $ 13,058,000          $ 13,998,000
     Coils                                                6,494,000            10,479,000
     Other                                                1,064,000             4,233,000
                                                       ------------          ------------

           Total net sales                             $ 20,616,000          $ 28,710,000
                                                       ============          ============

     Income (loss) from operations:
     Motors                                            $  1,103,000          $  1,135,000
     Coils                                                 (453,000)              228,000
     Other                                                 (137,000)              394,000
     Corporate (1)                                       (1,167,000)           (1,349,000)
                                                       ------------          ------------

           Total income (loss) from operations         $   (654,000)         $    408,000
                                                       ============          ============

(1) Includes unallocated corporate expenses, primarily salaries and benefits, information technology and other administrative expenses.

     The Company derives substantially all of its revenues from within the United States. Identifiable assets of the segments are not materially different from amounts disclosed in the Company's 2000 Annual Report on Form 10-K. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and in the Company's 2000 Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of January 28, 2001 and the results of operations for the three months ended January 28, 2001 and January 30, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

General

Owosso Corporation designs, manufactures and distributes engineered component products, specifically motors and heat exchange coils. The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 6 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, requires reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary (formerly known as M.H. Rhodes, Inc.). In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness, which will mature in February 2002, will require the Company to refinance the indebtedness at that time.

Sale of Businesses

Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5.0 million, the net assets of which included debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated realizable value. No additional gain or loss is expected to be recorded upon completion of the sale. Proceeds from the sale, net of transaction fees, were used to reduce the Company's revolving credit facility.

Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the assets, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company ("Cramer"). Proceeds from the sale were used to reduce the Company's revolving credit facility and other long-term indebtedness. The Company anticipates the disposition of the remaining assets of Cramer within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.6 million to adjust the carrying value of Cramer's assets to their estimated realizable value, based on the estimated sales price of the assets.

Sooner - On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of 2000, a pretax charge of $8.6 million to adjust the carrying value of Sooner Trailer's assets to their estimated fair value, representing the write-down of goodwill. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.



                                                         Three Months Ended
                                                      -------------------------
                                                        January 28,  January 30,
                                                           2001         2000

Net sales                                                 100.0%       100.0%
Cost of products sold                                      86.9%        83.4%
                                                         ------------ ----------
Gross profit                                               13.1%        16.6%
Selling, general and administrative expenses               16.3%        15.2%
                                                         ------------ ----------
Income (loss) from operations                              -3.2%         1.4%
Interest expense                                            7.0%         4.6%
Other (income) expense                                      0.0%        -0.2%
                                                         ------------ ----------
Loss from continuing operations before income taxes       -10.2%        -3.4%
                                                         ============ ==========

Three months ended January 28, 2001 compared to three months ended January 30, 2000

Net sales. Net sales for the first quarter of 2001 decreased 28.2%, or $8.1 million, to $20.6 million, as compared to net sales of $28.7 million in the prior year quarter. These results include the effect of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $2.0 million in the first quarter of 2000.

Net sales from Motors decreased 6.7% to $13.1 million in 2001, from $14.0 million in 2000, as a result of lower demand from the recreational vehicle and healthcare markets.

Net sales from Coils were $6.5 million in 2001, as compared to $10.5 million in 2000, a decrease of 38.0%. This decrease reflects the loss of a customer that represented 17% of sales to the Coils segment in fiscal 2000. However, in January 2001, management of the Company was notified that it would again be a supplier to this customer. Management expects to regain most of the former business of this customer. The decrease in net sales, as compared to the prior year quarter is also a result of continuing weak demand from the heavy truck market.

Net sales from the Company's Other segment were $1.1 million in 2001, as compared to $4.2 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $2.0 million in the first quarter of 2000. Sales at Cramer, the only remaining business in this segment, decreased $1.1 million, reflecting the sale of the timer and switch line on December 4, 2000.

Income from operations. For the first quarter of 2001, the Company reported a loss from operations of $654,000, as compared to income from operations of $408,000 in the prior year first quarter.

Income from operations for the Motors segment was $408,000, or 8.4% of net sales, in the first quarter of 2001, as compared to $1.3 million, or 9.0% of net sales, in the prior year quarter. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, partially offset by decreased selling, general and administrative costs.

The Coils segment reported a loss from operations of $453,000 for the first quarter of 2001, as compared to income from operations of $317,000 in the prior year quarter. This decrease reflects lower sales volume and the under-absorption of overhead costs, despite a 21.0% reduction in selling, general and administrative expenses.

The Company's Other segment reported a loss of $137,000 in the first quarter of 2001, as compared to income from operations of $394,000 in 2000. These results include the effect of the sale of Dura-Bond, which had income from operations of $330,000 in the first quarter of 2000. Income from operations for Cramer, the only remaining business in this segment, decreased as a result of the sale of the timer and switch line.

Unallocated corporate expenses included in selling, general and administrative costs were $1.2 million in both 2001 and 2000.

Interest expense. Interest expense was $1.4 million in 2001, as compared to $1.3 million in 2000. The current year quarter includes a charge of $354,000, resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS 133. Exclusive of this charge, interest expense decreased, primarily as a result of lower interest rates.

Income tax expense (benefit). The Company recorded an income tax benefit at a rate of 34.0% for 2001, as compared to a rate of 46.5 % for 2000.

Income (loss) from discontinued operations. For the first quarter of 2001, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer, of $434,000 (net of a tax benefit of $144,000). For the prior year quarter, income from discontinued operations was $188,000 (net of tax of $163,000). Revenues from discontinued operations were $6,118,000 for 2001, as compared to $9,169,000 for 2000.

Net income (loss) available for common shareholders. Net loss available for common shareholders was $2.2 million, or $.38 per share, in the first quarter of 2001, as compared to a net loss of $550,000, or $.09 per share, in the prior year quarter. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $225,000 and $188,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $101,000 and $90,000 for 2001 and 2000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $491,000 at January 28, 2001. Working capital increased to $6.9 million at January 28, 2001 from $2.1 million at October 30, 2000. Net cash used in operating activities was $6.2 million, as compared to net cash provided by operating activities of $1.2 million in prior year quarter. The decrease in cash from operations was principally the result of lower operating results and changes in the level of current assets and current liabilities due to timing.

Cash flows from investing activities included $6.0 million from the sales of Dura-Bond and the Cramer timer and switch line. Investing activities also included $557,000 for capital expenditures for equipment and $90,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. Net cash provided by investing activities of discontinued operations includes $11.5 million received from the sale of Sooner Trailer. The Company currently plans to invest approximately $3.1 million during the remainder of fiscal 2001, primarily for new technologies and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

Net cash used in financing activities included net repayments of $10.4 million under the Company's revolving credit agreement, debt repayments of $360,000, and the payment of dividends of $142,000.

At January 28, 2001, $30.7 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5%. Borrowings under the facility that are Out-of-Formula (as defined) will be charged interest at the Prime Rate plus 2.0%. Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out-of-Formula borrowings. The amendment requires reductions in the available commitment of $1.0 million at June 30, 2001, $2.0 million at September 30, 2001, and $3.0 million at December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. The facility, as amended, is secured by substantially all of the assets of the Company. The amendment requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1.5 million as of January 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends. See discussion under section titled "General".

The Company has interest rate swap agreements with its two banks with notional amounts totaling $20.2 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates. In that the Company's interest rate swap agreements do not meet the stringent requirements for hedge accounting under SFAS 133, future earning could reflect greater volatility.

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

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

o The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis.

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

o In that the Company's outstanding derivative instruments do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at January 28, 2001. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                      Year of Maturity                                  Fair Value
                               ---------------------------------------------------------   Total Due        at
                                2001      2002      2003      2004      2005  Thereafter  at Maturity    10/29/00
                                ----      ----      ----      ----      ----  ----------  -----------    --------
Debt:
    Fixed rate                $2,326   $   411     $ 333     $ 260     $ 151      $  188      $ 3,669     $ 3,669
    Average interest rate        8.0%      8.0%      8.0%      8.0%      8.0%        8.0%
    Variable rate             $9,300   $22,000     $ 300     $ 600     $ 600      $3,050      $35,850     $35,850
    Average interest rate        8.5%      8.2%      4.4%      4.4%      4.4%        4.4%

Interest rate swap agreements:
    Variable to fixed swaps   $  -     $15,000     $5,150    $  -      $  -       $   -       $20,150     $  (455)
    Average pay rate                       7.1%       4.2%
    Average receive rate                   6.1%       4.0%

Part II.          OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

Effective for the second quarter of 2000, the Company modified certain covenants included in its revolving credit facility. In connection with such modifications, the Company was, and continues to be, prohibited from making common stock dividend payments. Further modifications to the Company's revolving credit facility in February 2001 resulted in the Company also being prohibited from making future preferred stock dividend payments.

Item 5.           Other Information

Effective March 8, 2001, trading of the Company's shares moved from the Nasdaq National Market to the Nasdaq SmallCap Market. Owosso's common stock will continue trading under its current symbol - OWOS. As the market value of Owosso's public float (i.e., shares held by nonaffiliates) has fallen below $5,000,000, which is the minimum level required in order to remain on the Nasdaq National Market, Owosso elected to apply for listing of its common stock on the Nasdaq SmallCap Market in order to ensure the continuity of its Nasdaq listing and to protect the interests of Owosso's shareholders.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

11                Computation of Per Share Earnings

(b)      Form 8-K

                The Company filed a report on Form 8-K, dated January 24, 2001, to report the disposition of its subsidiary, Sooner Trailer Manufacturing Company.

                The Company filed a report on Form 8-K, dated February 19, 2001, to report that the Company had submitted an application to list its common stock on the Nasdaq SmallCap Market.

                The Company filed a report on Form 8-K, dated March 7, 2001, to report that trading of its shares would be moved to the Nasdaq SmallCap Market effective March 8, 2001.
----------------------------
*        Incorporated by reference.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             OWOSSO CORPORATION



         Date: March 12, 2001                By: /s/ George B. Lemmon, Jr.
                                                 -------------------------
                                                 George B. Lemmon, Jr.
                                                 President, Chief Executive
                                                 Officer, and Director



                                             By: /s/ John M. Morrash
                                                 -------------------
                                                 John M. Morrash
                                                 Executive Vice President -
                                                 Finance, Chief Financial
                                                 Officer, and Treasurer
                                                 and Secretary