Form 10-Q
period 2001-04-29
OWOSSO CORP
filed 2001-06-12
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: April 29, 2001   Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 8, 2001, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
PART I - FINANCIAL INFORMATION:


      Item 1.    Financial Statements

                 Condensed Consolidated Statements of Operations             3
                 for the three and six months ended April 29, 2001 and April 30, 2000 (unaudited)

                 Condensed Consolidated Balance Sheets at                    4
                 April 29, 2001 (unaudited) and October 29, 2000

                 Condensed Consolidated Statements of Cash Flows             5
                 for the six months ended April 29, 2001 and April 30, 2000 (unaudited)

                 Notes to Condensed Consolidated Financial Statements        6
                 (unaudited)

      Item 2.    Management's Discussion and Analysis of                     13
                 Financial Condition and Results of Operations

      Item 3.    Quantitative and Qualitative Disclosures about Market Risks 21


PART II - OTHER INFORMATION:

      Item 2.    Changes in Securities and Use of Proceeds                   22

      Item 4.    Submission of Matters to a Vote of Security Holders         22

      Item 5.    Other Information                                           22

      Item 6.    Exhibits and Reports on Form 8-K                            23

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Three Months Ended             Six Months Ended
                                                                  -----------------------------   -----------------------------
                                                                    April 29,        April 30,     April 29,           April 30,
                                                                      2001             2000           2001                2000
Net sales                                                         $22,289,000       $32,475,000   $42,905,000       $61,185,000

Cost of products sold                                              18,743,000        27,047,000    36,668,000        50,977,000
                                                                  -----------       -----------   -----------       -----------
Gross profit                                                        3,546,000         5,428,000     6,237,000        10,208,000

Selling, general and administrative expenses                        2,868,000         3,843,000     6,213,000         8,215,000

Write-down of net assets held for sale                                700,000              -          700,000             -
                                                                  -----------       -----------   -----------       -----------
Income (loss) from operations                                         (22,000)        1,585,000      (676,000)        1,993,000

Interest expense                                                      978,000         1,228,000     2,434,000         2,546,000

Other (income) expense                                               (102,000)          (43,000)     (111,000)          (94,000)
                                                                  -----------       -----------   -----------       -----------
Income (loss) from continuing operations
     before income taxes                                             (898,000)          400,000    (2,999,000)         (459,000)

Income tax expense (benefit)                                          (67,000)          149,000      (781,000)         (250,000)
                                                                  -----------       -----------   -----------       -----------
Income (loss) from continuing operations                             (831,000)          251,000    (2,218,000)         (209,000)

Income (loss) from discontinued operations, net of
     income taxes                                                        -              312,000      (434,000)          500,000
                                                                  -----------       -----------   -----------       -----------
Income (loss) before cumulative effect
     of accounting change                                            (831,000)          563,000    (2,652,000)          291,000

Cumulative effect of accounting change
     (net of tax of $34,000)                                             -                 -          (67,000)             -
                                                                  -----------       -----------   -----------       -----------

Net income (loss)                                                    (831,000)          563,000    (2,719,000)          291,000

Dividends and accretion on preferred stock                           (328,000)         (279,000)     (654,000)         (557,000)
                                                                  -----------       -----------   -----------       -----------

Net income (loss) available
     for common stockholders                                      $(1,159,000)      $   284,000   $(3,373,000)      $  (266,000)
                                                                  ===========       ===========   ===========       ===========
Basic and diluted income (loss) per common share:
     Loss from continuing operations                                  $ (0.20)      $     (0.00)  $     (0.49)      $     (0.13)
     Income (loss) from discontinued operations                          -                 0.05         (0.08)             0.08
     Cumulative effect of account change, net                            -                 -            (0.01)              -
                                                                  -----------       -----------   -----------       -----------
Net income (loss) per share                                           $ (0.20)      $      0.05   $     (0.58)      $     (0.05)
                                                                  ===========       ===========   ===========       ===========
Weighted average number of
     common shares outstanding
          Basic                                                     5,866,000         5,846,000     5,858,000         5,838,000
                                                                  ===========       ===========   ===========       ===========

          Diluted                                                   5,866,000         5,855,000     5,858,000         5,838,000
                                                                  ===========       ===========   ===========       ===========


See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        April 29,            October 29,
                                                                          2001                  2000
                                                                       (Unaudited)           (See Note)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $   541,000        $   491,000
   Receivables, net                                                     11,848,000         11,973,000
   Inventories, net                                                      8,978,000          9,026,000
   Net assets held for sale                                              2,725,000          8,664,000
   Net assets of discontinued operations held for sale                      -               9,449,000
   Prepaid expenses and other                                            4,396,000          1,243,000
   Deferred taxes                                                        1,990,000          1,900,000
                                                                       -----------        -----------
        Total current assets                                            30,478,000         42,746,000

PROPERTY, PLANT AND EQUIPMENT, NET                                      20,234,000         22,058,000

GOODWILL, NET                                                           12,568,000         12,796,000

OTHER INTANGIBLE ASSETS, NET                                             6,560,000          6,982,000

OTHER ASSETS                                                               711,000          1,172,000
                                                                       -----------        -----------
TOTAL ASSETS                                                           $70,551,000        $85,754,000
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                            $ 6,311,000        $ 7,386,000
   Accrued expenses                                                      5,706,000          5,397,000
   Related party debt                                                      850,000          1,000,000
   Current portion of long-term debt                                    31,597,000         26,816,000
                                                                       -----------        -----------

        Total current liabilities                                       44,464,000         40,599,000

LONG-TERM DEBT, LESS CURRENT PORTION                                     6,075,000         22,463,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                            2,979,000          2,323,000

DEFERRED TAXES                                                           2,026,000          1,937,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                    15,007,000         18,432,000
                                                                       -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $70,551,000        $85,754,000
                                                                       ===========        ===========

Note: the balance sheet at October 29, 2000 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                             Six Months Ended
                                                                                                     -------------------------------
                                                                                                      April 29,        April 30,
                                                                                                         2001             2000
OPERATING ACTIVITIES:
   Net income (loss)                                                                                 $ (2,719,000)    $   291,000
   (Income) loss from discontinued operations                                                             434,000        (500,000)
   Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Depreciation                                                                                    2,246,000       2,563,000
        Amortization                                                                                      842,000         911,000
        Write-down of net assets held for sale                                                            700,000            -
        Other                                                                                             169,000            -
        Changes in operating assets and liabilities                                                    (1,869,000)      1,638,000
                                                                                                     ------------     -----------
   Net cash provided by (used in) continuing operations                                                  (197,000)      4,903,000
   Net cash used in discontinued operations                                                            (4,507,000)     (1,929,000)
                                                                                                     ------------     -----------
   Net cash provided by (used in) operating activities                                                 (4,704,000)      2,974,000
                                                                                                     ------------     -----------

INVESTING ACTIVITIES:
   Proceeds from the sale of businesses                                                                 5,996,000            -
   Purchases of property, plant and equipment                                                          (1,119,000)     (1,338,000)
   Contingent consideration on acquisition                                                               (186,000)       (431,000)
   Other                                                                                                  547,000         978,000
                                                                                                     ------------     -----------
   Net cash provided by (used in) continuing operations                                                 5,238,000        (791,000)
   Net cash provided by (used in) discontinued operations                                              11,481,000        (644,000)
                                                                                                     ------------     -----------
   Net cash provided by (used in) investing activities                                                 16,719,000      (1,435,000)
                                                                                                     ------------     -----------
FINANCING ACTIVITIES:
   Net borrowings from (payments on) revolving credit agreement                                       (11,100,000)        600,000
   Payments on long-term debt                                                                            (498,000)       (835,000)
   Payments on related party debt                                                                        (150,000)           -
   Dividends paid                                                                                        (142,000)     (1,075,000)
   Other                                                                                                  (60,000)          8,000
                                                                                                     ------------     -----------
   Net cash used in continuing operations                                                             (11,950,000)     (1,302,000)
   Net cash used in discontinued operations                                                               (15,000)        (24,000)
                                                                                                     ------------     -----------
   Net cash used in financing activities                                                              (11,965,000)     (1,326,000)
                                                                                                     ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  50,000         213,000

CASH AND CASH EQUIVALENTS, BEGINNING                                                                      491,000         161,000
                                                                                                     ------------     -----------
CASH AND CASH EQUIVALENTS, ENDING                                                                    $    541,000     $   374,000
                                                                                                     ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                                     $  1,899,000     $ 2,271,000
                                                                                                     ============     ===========
   Taxes paid                                                                                        $    203,000       $ 231,000
                                                                                                     ============     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Dividends payable                                                                               $    654,000     $   493,000
                                                                                                     ============     ===========

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

         The Coils segment manufactures heat exchange coils, primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment include Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"). The Company sells its coils primarily throughout North America and also in Europe. Subsequent to the balance sheet date, the Company completed the sale of substantially all of the assets of Astro UK. Accordingly, the net assets of Astro UK have been included in "Net Assets Held For Sale" in the April 29, 2001 condensed consolidated balance sheet. See Note 4.

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

         Financial Statements - The condensed consolidated balance sheet as of April 29, 2001 and the condensed consolidated statements of operations and cash flows for the three and six months ended April 29, 2001 and April 30, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of April 29, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 29, 2000 Annual Report on Form 10-K.

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

         Comprehensive income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:

                                                       Three Months Ended          Six Months Ended
                                                   -----------------------     -------------------------
                                                   April 29,     April 30,      April 29,      April 30,
                                                     2001          2000           2001           2000
Net income (loss)                                  $(831,000)    $563,000      $(2,719,000)    $291,000

Foreign currency translation                         (38,000)     (56,000)         (51,000)     (54,000)
                                                   ---------     --------      -----------     --------
Total comprehensive income (loss)                  $(869,000)    $507,000      $(2,770,000)    $237,000
                                                   =========     ========      ===========     ========

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

         The Company was required to adopt the provisions of SFAS 133 effective October 30, 2000. The Company's derivative instruments outstanding, variable-to-fixed interest rate swaps, do not qualify for hedge accounting under SFAS 133. The adoption of SFAS 133 required the Company to mark its interest rate swaps to market. The result was to record a net liability of $101,000 with an offsetting charge to cumulative effect of accounting change. This amount, net of tax of $34,000, is reflected in the condensed consolidated statement of operations as "Cumulative effect of accounting change".

         In that the Company's derivative instruments outstanding do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.


2.       LIQUIDITY AND FINANCING

         The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 6 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, calls for reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

         Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including completion of the sale of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary. The Company also completed the sale of the assets of its joint venture, Astro Air UK, Ltd. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness, which will mature in February 2002, will require the Company to refinance the indebtedness at that time.


3.       DISCONTINUED OPERATIONS

         On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11,500,000, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, subsequent to the balance sheet date, the Company received approximately $2,000,000 related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8,600,000 in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale.

         The Company has reported the results of Sooner Trailer as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. Revenues from Sooner Trailer were $6,118,000 for 2001 and $12,763,000 and $21,932,000 for the three and six-months ended April 30, 2000, respectively.

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
                                                              ===========

4.       NET ASSETS HELD FOR SALE

         Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5,000,000, the net assets of which included debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. No additional gain or loss is expected to be recorded on the sale. Net sales attributable to Dura-Bond were $4,252,000 and income from operations before the allocation of corporate expenses was $781,000 for the first six months of 2000.

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

         Astro UK - Effective May 9, 2001, subsequent to the balance sheet date, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of 450,000 bps (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss is expected to be recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         For financial reporting purposes, the assets and liabilities attributable to Dura-Bond, Rhodes and Astro UK have been classified in the condensed consolidated balance sheets as Net Assets Held for Sale and consist of the following:


                                                  April 29,     October 29,
                                                    2001           2000


         Current assets                          $2,502,000     $ 7,571,000
         Current liabilities                       (662,000)     (1,423,000)
                                                 ----------     -----------
         Net current assets                       1,840,000       6,148,000
         Net fixed assets                         1,168,000       5,923,000
         Other noncurrent assets                     43,000       2,449,000
         Non-current liabilities                   (326,000)     (5,856,000)
                                                 ----------     -----------
         Total net assets held for sale          $2,725,000     $ 8,664,000
                                                 ==========     ===========

5.       INVENTORIES

                                                  April 29,     October 29,
                                                    2001           2000

         Raw materials and purchased parts       $3,365,000     $ 3,711,000
         Work in process                          3,323,000       3,773,000
         Finished goods                           2,290,000       1,542,000
                                                 ----------     -----------
         Total                                   $8,978,000     $ 9,026,000
                                                 ==========     ===========

6.       LONG-TERM DEBT

         On January 22, 1999, the Company entered into a new revolving credit facility with the Company's two primary banks, originally expiring in December 2002. At April 29, 2001, $30,000,000 was outstanding under this facility. The revolving credit facility includes financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at

         October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5% (9.0% at April 29, 2001). Borrowings under the facility that are Out-of-Formula (as defined) will be charged interest at the Prime Rate plus 2.0% (9.5% at April 29, 2001). Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out-of- Formula borrowings. The available commitment will be reduced by $1,000,000 in June 2001. The amendment calls for further reductions in the available commitment of $2,000,000, of which $1,000,000 is mandatory, at September 30, 2001, and $3,000,000 at December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. As amended, the facility is secured by substantially all of the assets of the Company. The amendment also requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1,521,000. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends.

         Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (4.8% at April 29, 2001) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $5,150,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (3.9% at April 29, 2001). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS 133. Accordingly, changes in the fair value of such agreements are recorded in the Condensed Consolidated Financial Statements as a component of interest expense. The fair market value of the swap agreement liability increased in the first six months of 2001, resulting in a charge of $453,000.

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

8.       SEGMENT INFORMATION

                                                             Three Months Ended                   Six Months Ended
                                                         ---------------------------       ---------------------------
                                                          April 29,       April 30,         April 29,       April 30,
                                                            2001            2000              2001            2000
         Net sales:
         Motors                                          $13,669,000     $14,704,000       $26,727,000     $28,702,000
         Coils                                             7,850,000      12,733,000        14,344,000      23,212,000
         Other                                               770,000       5,038,000         1,834,000       9,271,000
                                                         -----------     -----------       -----------     -----------
              Total net sales                            $22,289,000     $32,475,000       $42,905,000     $61,185,000
                                                         ===========     ===========       ===========     ===========
         Income (loss) from operations:
         Motors                                          $ 1,572,000     $ 1,058,000       $ 2,675,000     $ 2,193,000
         Coils                                              (681,000)        500,000        (1,134,000)        728,000
         Other                                              (136,000)        759,000          (273,000)      1,153,000
         Corporate (1)                                      (777,000)       (732,000)       (1,944,000)     (2,081,000)
                                                         -----------     -----------       -----------     -----------
              Total income (loss) from operations        $   (22,000)    $ 1,585,000       $  (676,000)    $ 1,993,000
                                                         ===========     ===========       ===========     ===========

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of April 29, 2001 and the results of operations for the three and six months ended April 29, 2001 and April 30, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

         General

         Owosso Corporation designs, manufactures and distributes engineered component products, specifically motors and heat exchange coils. The Company's results of operations have declined significantly over the past two years, with the Company reporting a net loss for the year ended October 29, 2000. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 6 "Long-term Debt", the amendment to the revolving credit facility also modified the interest rates charged, calls for reductions in the outstanding balance during calendar 2001 and requires additional covenants to be met. The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

         Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary (formerly known as M.H. Rhodes, Inc.). The Company also completed the sale of the assets of its joint venture, Astro Air UK, Ltd. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness, which will mature in February 2002, will require the Company to refinance the indebtedness at that time.

         Sale of Businesses

         Dura-Bond - On November 2, 2000, the Company sold the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5.0 million, the net assets of which included debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated realizable value. No additional gain or loss is expected to be recorded on the sale. Proceeds from the sale, net of transaction fees, were used to reduce the Company's revolving credit facility.

         Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the assets, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company ("Cramer"). Proceeds from the sale were used to reduce the Company's revolving credit facility and other long-term indebtedness. The Company anticipates the disposition of the remaining assets of Cramer within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remaining assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.6 million to adjust the carrying value of Cramer's assets to their estimated realizable value, based on the estimated sales price of the assets.

         Sooner Trailer - On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, subsequent to the balance sheet date, the Company received approximately $2.0 million related to such post-closing adjustments. Based upon the terms of the sale, the Company recorded, in the fourth quarter of 2000, a pretax charge of $8.6 million to adjust the carrying value of Sooner Trailer's assets to their estimated fair value, representing the write-down of goodwill. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         Astro UK - Effective May 9, 2001, subsequent to the balance sheet date, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of 450,000 bps (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated fair value. No additional gain or loss is expected to be recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         Results of Operations

         The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                                Three Months Ended          Six Months Ended
                                                             -------------------------- --------------------------
                                                              April 29,    April 30,       April 29,    April 30,
                                                                2001         2000           2001          2000
         Net sales                                              100.0%       100.0%         100.0%        100.0%
         Cost of products sold                                   84.1%        83.3%          85.5%         83.3%
                                                             ---------- ------------   ------------ -------------
         Gross profit                                            15.9%        16.7%          14.5%         16.7%
         Selling, general and administrative expenses            12.9%        11.8%          14.5%         13.4%
         Write-down of net assets held for sale                   3.1%         0.0%           1.6%          0.0%
                                                             ---------- ------------   ------------ -------------
         Income (loss) from operations                           -0.1%         4.9%          -1.6%          3.3%
         Interest expense                                         4.4%         3.8%           5.7%          4.2%
         Other (income) expense                                  -0.5%        -0.1%          -0.3%         -0.1%
                                                             ---------- ------------   ------------ -------------
         Income (loss) before income taxes                       -4.0%         1.2%          -7.0%         -0.8%

         Three months ended April 29, 2001 compared to three months ended April 30, 2000

         Net sales. Net sales for the second quarter of 2001 were $22.3 million, as compared to $32.5 million in the prior year quarter, a decrease of $10.2 million, or 31.4%. These results include the effect of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $2.2 million in the second quarter of 2000.

         Net sales from Motors decreased 7.0% to $13.7 million in 2001, from $14.7 million in 2000, as a result of lower demand from the recreational vehicle, healthcare and heavy truck markets.

         Net sales from Coils were $7.9 million in 2001, as compared to $12.7 million in 2000, a decrease of 38.3%. This decrease reflects the loss of a customer that represented 17% of sales to the Coils segment in fiscal 2000. However, during the second quarter, the Company began to again supply this customer and management expects to regain most of the former business of this customer. The decrease in net sales as compared to the prior year quarter is also a result of continuing weak demand from the heavy truck market, which, according to industry sources, is down approximately 40% compared to last year.

         Net sales from the Company's Other segment were $770,000 in 2001, as compared to $5.0 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $2.2 million in the second quarter of 2000. Sales at Cramer, the only remaining business in this segment, decreased $2.0 million, reflecting the sale of the timer and switch line on December 4, 2000.

         Income (loss) from operations. For the second quarter of 2001, the Company recorded a loss from operations was $22,000, as compared to income from operations of $1.6 million in the prior year quarter. The current quarter loss includes a charge of $700,000 for the write-down of net assets held for sale related to the sale of Astro UK and income of $400,000 recorded in connection with the settlement of a vendor dispute.

         Income from operations for the Motors segment increased to $1.6 million, or 11.5% of net sales, in the second quarter of 2001, as compared to $1.1 million, or 7.2% of net sales, in the prior year quarter. Despite the 7.0% decrease in net sales, income from operations improved compared to the prior year quarter as a result of improved productivity at the Motor Products - Michigan facility, which was adversely affected in the prior year by temporary production inefficiencies resulting from the introduction of lean manufacturing techniques, and a 7.6% decrease in selling, general and administrative expenses. In addition, the prior year quarter included a charge of $275,000 for warranty costs related to certain motors supplied to the recreational vehicle market.

         The Coils segment reported a loss from operations of $681,000 for 2001, as compared to income from operations of $500,000, in the prior year quarter. The current year includes a charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated fair value. The decrease in operating results also reflects lower sales volume and the under-absorption of overhead costs, despite an 18.4% decrease in selling, general and administrative costs.

         The Company's Other segment reported a loss from operations of $136,000 in the second quarter of 2001, as compared to income from operations of $759,000 in the prior year quarter. These results include the effect of the sale of Dura-Bond, which had income from operations of $451,000 in the second quarter of 2000. Operating results from Cramer, the only remaining business in this segment, decreased as a result of the sale of the timer and switch line.

         Unallocated corporate expenses included in selling, general and administrative expenses were $777,000 in the second quarter of 2001, as compared to $732,000 in the prior year quarter. The current quarter results include income of $400,000 recorded in connection with the settlement of a vendor dispute. Prior year results included a $260,000 reduction in the Company's estimated liability for environmental costs related to remedial measures required at the site on which its Cramer facility was previously located. Without such one-time items, unallocated corporate expenses would have been $1.2 million in the second quarter of 2001, as compared to $992,000 in the prior year quarter. This increase primarily reflects increased incentive compensation.

         Interest expense. Interest expense decreased to $978,000 for the second quarter of 2001 from $1.2 million in the prior year quarter as a result of both lower interest rates and lower debt levels. The current quarter includes a charge of $99,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS 133.

         Income tax expense (benefit). The Company recorded an income tax benefit at an effective rate of 7.5% for 2001, as compared to an effective tax rate of 37.3% in the prior year quarter. The effective tax rate for 2001 was adversely effected as a result of a higher proportion of non-deductible taxable losses.

         Income (loss) from discontinued operations. Discontinued operations represents the operations of Sooner Trailer, which was sold in January 2001. For the prior year quarter, income from discontinued operations was $312,000 (net of tax of $341,000). Revenues from discontinued operations were $12.8 million for the second quarter of 2000.

         Net income (loss) available for common shareholders. Net loss available for common shareholders was $1.2 million, or $.20 per share, in the second quarter of 2001, as compared to net income available for common shareholders of $284,000, or $.05 per share, in the prior year quarter. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $225,000 and $187,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $103,000 and $92,000 for 2001 and 2000, respectively.

         Six months ended April 29, 2001 compared to six months ended April 30, 2000

         Net sales. Net sales for the first six months of 2001 were $42.9 million, as compared to $61.2 million in the prior year period, a decrease of $18.3 million, or 29.9%. These results include the effect of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $4.3 million in the first six months of 2000.

         Net sales from Motors decreased 6.9% to $26.7 million in 2001, from $28.7 million in 2000, as a result of lower demand from the recreational vehicle, healthcare and heavy truck markets.

         Net sales from Coils were $14.3 million in 2001, as compared to $23.2 million in 2000, a decrease of 38.2%. This decrease reflects the loss of a customer that represented 17% of sales to the Coils segment in fiscal 2000. However, during the second quarter, the Company began to again supply this customer and management expects to regain most of the former business of this customer. The decrease in net sales as compared to the prior year quarter is also a result of continuing weak demand from the heavy truck market.

         Net sales from the Company's Other segment were $1.8 million in 2001, as compared to $9.3 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $4.3 million for the first six months of 2000. Sales at Cramer, the only remaining business in this segment, decreased $3.2 million, reflecting the sale of the timer and switch line.

         Income (loss) from operations. For the first six months of 2001, the Company recorded a loss from operations was $676,000, as compared to income from operations of $2.0 million in the prior year period. The current period loss includes a charge of $700,000 for the write-down of net assets held for sale related to the sale of Astro UK and income of $400,000 recorded in connection with the settlement of a vendor dispute.

         Income from operations for the Motors segment increased to $2.7 million, or 10.0% of net sales, in 2001, as compared to $2.2 million, or 7.6% of net sales, in the prior year period. Despite decreased sales, income from operations improved as a result of improved productivity and decreased selling, general and administrative expenses.

         The Coils segment reported a loss from operations of $1.1 million in 2001, as compared to income from operations of $728,000 in the prior year period. The current year includes a charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated fair value. The decrease in operating results also reflects lower sales volume and the under-absorption of overhead costs, despite decreased selling, general and administrative costs.

         The Company's Other segment reported a loss from operations of $273,000 in 2001, as compared to income from operations of $1.2 million in the prior year period. These results include the effect of the sale of Dura-Bond, which had income from operations of $782,000 in 2000. Operating results from Cramer, the only remaining business in this segment, decreased as a result of the sale of the timer and switch line.

         Unallocated corporate expenses included in selling, general and administrative expenses were $1.9 million for the first six months of 2001 as compared to $2.1 million in the prior year period. The current year results reflect higher incentive compensation, offset by income from a vendor dispute. Prior year results reflect reduced environmental costs.

         Interest expense. Interest expense decreased to $2.4 million for the first six months of 2001 from $2.5 million in the prior year period as a result of both lower interest rates and lower debt levels. The current period includes a charge of $453,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS 133.

         Income tax expense (benefit). The Company recorded an income tax benefit at an effective rate of 26.0% for 2001, as compared to an effective tax rate of 54.5% in the prior year. The effective tax rate for 2001 was adversely effected as a result of a higher proportion of non-deductible taxable losses.

         Income (loss) from discontinued operations. For 2001, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer, sold in January 2001, of $434,000 (net of a tax benefit of $144,000) on revenues of $6.1 million. For the first six months of 2000, income from discontinued operations was $500,000 (net of tax of $504,000) with revenues of $21.9 million.

         Net income (loss) available for common shareholders. Net loss available for common shareholders was $3.4 million, or $.58 per share, in 2001, as compared to a net loss of $266,000, or $.05 per share, in the prior year period. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $450,000 and $375,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $204,000 and $182,000 for 2001 and 2000, respectively.

         Liquidity and Capital Resources

         Cash and cash equivalents were $541,000 at April 29, 2001. The Company had negative working capital of $14.0 million at April 29, 2001, as compared to positive working capital of $2.1 million at October 30, 2000. The decrease in working capital reflects the classification of the Company's revolving credit facility, which expires in February 2002, as current. Net cash used in operating activities was $4.7 million, as compared to net cash provided by operating activities of $3.0 million in prior year period. The decrease in cash from operations was principally the result of lower operating results and changes in the level of current assets and current liabilities due to timing.

         Cash flows from investing activities included $6.0 million from the sales of Dura-Bond and the Cramer timer and switch line. Investing activities also included $1.1 million for capital expenditures for equipment and $186,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. Net cash provided by investing activities of discontinued operations includes $11.5 million received from the sale of Sooner Trailer. The Company currently plans to invest approximately $2.0 million in capital expenditures during the remainder of fiscal 2001, primarily for new technologies and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

         Net cash used in financing activities included net repayments of $11.1 million under the Company's revolving credit agreement, debt repayments of $648,000, and the payment of dividends of $142,000.

         At April 29, 2001, $30.0 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) will be charged interest at the Prime Rate plus 1.5%. Borrowings under the facility that are Out-of-Formula (as defined) will be charged interest at the Prime Rate plus 2.0%. Borrowings and letters of credit will be limited to a Borrowing Base, to consist of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, will be defined as Out-of-Formula borrowings. The available commitment will be reduced by $1.0 million in June 2001. The amendment calls for further reductions in the available commitment of $2.0 million, of which $1.0 million is mandatory, at September 30, 2001, and $3.0 million at December 31, 2001. If the Company is unable to reduce its outstanding commitment on any of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. The facility, as amended, is secured by substantially all of the assets of the Company. The amendment requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $1.5 million as of April 29, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends. See discussion under section titled "General".

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

         Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company uses a revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in London Interbank Offered Rate or the prime rate. The Company uses interest rate swap agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at April 29, 2001. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                                Year of Maturity                                   Fair Value
                                          ----------------------------------------------------------   Total Due       at
                                          2001        2002       2003     2004    2005    Thereafter  at Maturity   04/29/01
                                          ----        ----       ----     ----    ----    ----------  -----------   --------
         Debt:
            Fixed rate                   $ 2,146     $   371    $   308   $257    $162    $  128      $  3,372    $ 3,372
            Average interest rate            8.0%        8.0%       8.0%   8.0%    8.0%      8.0%
            Variable rate                $30,300     $   300    $   300   $600    $600    $3,050      $ 35,150   $ 35,150
            Average interest rate            8.2%        4.4%       4.4%   4.4%    4.4%      4.4%

         Interest rate swap agreements:
            Variable to fixed swaps      $  -        $15,000    $ 5,150   $ -     $ -     $ -         $ 20,150     $ (554)
            Average pay rate                             7.1%       4.2%
            Average receive rate                         4.8%       3.9%

         Part II.          OTHER INFORMATION

         Item 2.           Changes in Securities and Use of Proceeds

         Effective for the second quarter of 2000, the Company modified certain covenants included in its revolving credit facility. In accordance with such modifications, the Company was, and continues to be, prohibited from making common stock dividend payments. Further modifications to the Company's revolving credit facility in February 2001 resulted in the Company also being prohibited from making future preferred stock dividend payments.


         Item 4.           Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on March 22, 2001, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 28, 2001. In the election of directors, 6,037,492 shares were voted in favor of the election of George B. Lemmon, Jr., and 691,749 were withheld; 6,037,542 shares were voted in favor of the election of John R. Reese and 691,699 were withheld; 6,037,542 shares were voted in favor of the election of Eugene P. Lynch and 691,699 were withheld; 6,037,342 shares were voted in favor of the election of Ellen D. Harvey and 691,899 were withheld; 6,037,792 shares were voted in favor of the election of Harry E. Hill and 691,449 were withheld; 6,026,842 shares were voted in favor of the election of James A. Ounsworth and 702,399 were withheld. There were 1,071,428 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 28, 2001, 6,721,493 shares were voted in favor, 7,600 shares were voted against, and 148 shares abstained.


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

         Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.               Description
                  -----------               -----------

                  11                        Computation of Per Share Earnings

         (b)      Form 8-K

                  The Company filed a report on Form 8-K, dated January 24, 2001, to report under Item 2 that it had disposed of its subsidiary, Sooner Trailer Manufacturing Company. This report also included under Item 7 an unaudited pro forma condensed consolidated statement of operations for the year ended October 29, 2000 and an unaudited pro forma condensed consolidated balance sheet as of October 29, 2000.

                  The Company filed a report on Form 8-K, dated February 19, 2001, to report under Item 5 that the Company had submitted an application to list its common stock on the Nasdaq SmallCap Market.

                  The Company filed a report on Form 8-K, dated March 7, 2001, to report under Item 5 that trading of its shares would be moved to the Nasdaq SmallCap Market effective March 8, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            OWOSSO CORPORATION



         Date:    June 11, 2001             By: /s/ George B. Lemmon, Jr.
                                                -------------------------
                                                George B. Lemmon, Jr.
                                                President, Chief Executive
                                                Officer, and Director



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