Form 10-Q
period 2001-07-29
OWOSSO CORP
filed 2001-08-28
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: July 29, 2001    Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of August 17, 2001, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page
PART I - FINANCIAL INFORMATION:


    Item 1.    Financial Statements

               Condensed Consolidated Statements of Operations                3
               for the three and nine months ended July 29, 2001 and July 30, 2000 (unaudited)

               Condensed Consolidated Balance Sheets at                       4
               July 29, 2001 (unaudited) and October 29, 2000

               Condensed Consolidated Statements of Cash Flows                5
               for the nine months ended July 29, 2001 and July 30, 2000 (unaudited)

               Notes to Condensed Consolidated Financial Statements           6
               (unaudited)

    Item 2.    Management's Discussion and Analysis of                        14
               Financial Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures about Market Risks    22


PART II - OTHER INFORMATION:

    Item 2.    Changes in Securities and Use of Proceeds                      23

    Item 6.    Exhibits and Reports on Form 8-K                               23

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three Months Ended             Nine Months Ended
                                                                  ----------------------------- -----------------------------
                                                                      July 29,      July 30,       July 29,       July 30,
                                                                        2001          2000           2001           2000
Net sales                                                           $ 21,636,000  $ 29,608,000   $ 64,541,000   $ 90,793,000

Cost of products sold                                                 18,118,000    24,407,000     54,786,000     75,384,000
                                                                  --------------- ------------- -------------- --------------

Gross profit                                                           3,518,000     5,201,000      9,755,000     15,409,000

Selling, general and administrative expenses                           3,037,000     3,752,000      9,250,000     11,967,000

Write-down of net assets held for sale                                 1,100,000             -      1,800,000              -
                                                                  --------------- ------------- -------------- --------------

Income (loss) from operations                                           (619,000)    1,449,000     (1,295,000)     3,442,000

Interest expense                                                         992,000     1,268,000      3,426,000      3,814,000

Other (income) expense                                                  (149,000)      (22,000)      (260,000)      (116,000)
                                                                  --------------- ------------- -------------- --------------

Income (loss) from continuing operations
     before income taxes                                              (1,462,000)      203,000     (4,461,000)      (256,000)

Income tax expense (benefit)                                            (497,000)       85,000     (1,278,000)      (165,000)
                                                                  --------------- ------------- -------------- --------------

Income (loss) from continuing operations                                (965,000)      118,000     (3,183,000)       (91,000)

Income (loss) from discontinued operations, net of
     income taxes                                                              -        79,000       (434,000)       579,000
                                                                  --------------- ------------- -------------- --------------

Income (loss) before cumulative effect
     of accounting change                                               (965,000)      197,000     (3,617,000)       488,000

Cumulative effect of accounting change
     (net of tax of $34,000)                                                   -             -        (67,000)             -
                                                                  --------------- ------------- -------------- --------------

Net income (loss)                                                       (965,000)      197,000     (3,684,000)       488,000

Dividends and accretion on preferred stock                              (330,000)     (282,000)      (984,000)      (839,000)
                                                                  --------------- ------------- -------------- --------------

Net loss available for common shareholders                          $ (1,295,000) $    (85,000)  $ (4,668,000)  $   (351,000)
                                                                  =============== ============= ============== ==============

Basic and diluted income (loss) per common share:
     Loss from continuing operations                                $      (0.22) $      (0.02)  $      (0.71)  $      (0.16)
     Income (loss) from discontinued operations                                -          0.01          (0.08)          0.10
     Cumulative effect of account change, net                                  -             -          (0.01)             -
                                                                  --------------- ------------- -------------- --------------

Net income (loss) per share                                         $      (0.22) $      (0.01)  $      (0.80)  $      (0.06)
                                                                  =============== ============= ============== ==============

Weighted average number of
     common shares outstanding
          Basic                                                        5,874,000     5,850,000      5,863,000      5,842,000
                                                                  =============== ============= ============== ==============

          Diluted                                                      5,874,000     5,850,000      5,863,000      5,842,000
                                                                  =============== ============= ============== ==============

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                    July 29,       October 29,
                                                                                                      2001            2000
ASSETS                                                                                             (Unaudited)      (See Note)
CURRENT ASSETS:
       Cash and cash equivalents                                                                 $    307,000     $    491,000
       Receivables, net                                                                            12,264,000       11,973,000
       Inventories, net                                                                             9,156,000        9,026,000
       Net assets held for sale                                                                     1,073,000        8,664,000
       Net assets of discontinued operations held for sale                                                  -        9,449,000
       Prepaid expenses and other                                                                   1,871,000        1,243,000
       Deferred taxes                                                                               1,990,000        1,900,000
                                                                                               ---------------  ---------------

            Total current assets                                                                   26,661,000       42,746,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 19,525,000       22,058,000

GOODWILL, NET                                                                                      12,469,000       12,796,000

OTHER INTANGIBLE ASSETS, NET                                                                        6,365,000        6,982,000

OTHER ASSETS                                                                                          691,000        1,172,000
                                                                                               ---------------  ---------------

TOTAL ASSETS                                                                                     $ 65,711,000     $ 85,754,000
                                                                                               ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                                                                  $  6,393,000     $  7,386,000
       Accrued expenses                                                                             5,099,000        5,397,000
       Related party debt                                                                             625,000        1,000,000
       Current portion of long-term debt                                                           28,520,000       26,816,000
                                                                                               ---------------  ---------------

            Total current liabilities                                                              40,637,000       40,599,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                6,026,000       22,463,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                       3,117,000        2,323,000

DEFERRED TAXES                                                                                      2,026,000        1,937,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                                               13,905,000       18,432,000
                                                                                               ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 65,711,000     $ 85,754,000
                                                                                               ===============  ===============

Note: the balance sheet at October 29, 2000 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                      Nine Months Ended
                                                                                             -----------------------------------
                                                                                                  July 29,          July 30,
                                                                                                    2001              2000
OPERATING ACTIVITIES:
       Net income (loss)                                                                       $(3,684,000)       $   488,000
       (Income) loss from discontinued operations                                                  434,000           (579,000)
       Adjustments to reconcile net income (loss) to cash
            provided by (used in) operating activities:
            Depreciation                                                                         3,338,000          3,861,000
            Amortization                                                                         1,244,000          1,368,000
            Write-down of net assets held for sale                                               1,800,000                  -
            Other                                                                                  216,000                  -
            Changes in operating assets and liabilities                                         (2,983,000)          (102,000)
                                                                                             --------------     --------------

       Net cash provided by continuing operations                                                  365,000          5,036,000
       Net cash used in discontinued operations                                                 (4,507,000)          (715,000)
                                                                                             --------------     --------------
       Net cash provided by (used in) operating activities                                      (4,142,000)         4,321,000
                                                                                             --------------     --------------

INVESTING ACTIVITIES:
       Proceeds from the sale of businesses                                                      6,566,000                  -
       Purchases of property, plant and equipment                                               (1,741,000)        (1,730,000)
       Contingent consideration on acquisition                                                    (298,000)          (628,000)
       Other                                                                                       989,000          1,345,000
                                                                                             --------------     --------------

       Net cash provided by (used in) continuing operations                                      5,516,000         (1,013,000)
       Net cash provided by (used in) discontinued operations                                   13,565,000           (706,000)
                                                                                             --------------     --------------
       Net cash provided by (used in) investing activities                                      19,081,000         (1,719,000)
                                                                                             --------------     --------------

FINANCING ACTIVITIES:
       Net borrowings from (payments on) revolving credit agreement                            (14,150,000)         1,450,000
       Payments on long-term debt                                                                 (574,000)        (2,096,000)
       Payments on related party debt                                                             (375,000)                 -
       Dividends paid                                                                             (142,000)        (1,613,000)
       Other                                                                                       133,000            (11,000)
                                                                                             --------------     --------------

       Net cash used in continuing operations                                                  (15,108,000)        (2,270,000)
       Net cash used in discontinued operations                                                    (15,000)           (43,000)
                                                                                             --------------     --------------
       Net cash used in financing activities                                                   (15,123,000)        (2,313,000)
                                                                                             --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (184,000)           289,000

CASH AND CASH EQUIVALENTS, BEGINNING                                                               491,000            161,000
                                                                                             --------------     --------------

CASH AND CASH EQUIVALENTS, ENDING                                                              $   307,000        $   450,000
                                                                                             ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                                           $ 2,718,000        $ 3,286,000
                                                                                             ==============     ==============
       Taxes paid                                                                              $   226,000        $ 1,951,000
                                                                                             ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
       Dividends payable                                                                       $   984,000        $   493,000
                                                                                             ==============     ==============

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

         The Coils segment manufactures heat exchange coils, primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment include Astro Air Coils, Inc. ("Astro Air") and Snowmax, Inc. ("Snowmax"). Also included in this segment through the date of its sale in May 2001, is Astro Air UK, Ltd. ("Astro UK"). The Company sells its coils primarily throughout North America and also in Europe.

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

         Financial Statements - The condensed consolidated balance sheet as of July 29, 2001 and the condensed consolidated statements of operations and cash flows for the three and nine months ended July 29, 2001 and July 30, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of July 29, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 29, 2000 Annual Report on Form 10-K.

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

         Comprehensive income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:

                                                          Three Months Ended        Nine Months Ended
                                                   --------------------------- --------------------------
                                                      July 29,      July 30,      July 29,      July 30,
                                                        2001          2000          2001          2000
Net income (loss)                                    $ (965,000)    $ 197,000   $(3,684,000)   $ 488,000

Foreign currency translation                            194,000       (17,000)      143,000      (70,000)
                                                   ------------- ------------- ------------- ------------

Total comprehensive income (loss)                    $ (771,000)    $ 180,000   $(3,541,000)   $ 418,000
                                                   ============= ============= ============= ============

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

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting these statements on its consolidated financial position or results of operations.

2.       LIQUIDITY AND FINANCING

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's results of operations have declined significantly over the past two years. The Company reported a net loss for the year ended October 29, 2000, and has continued to incur losses through the third quarter of fiscal 2001. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under
         Note 6 "Long-term Debt", the amendment to the revolving credit facility, which has been further amended since February 2001, also modified the interest rates charged, calls for reductions in the outstanding balance during calendar 2001, adds additional reporting requirements, prohibits the payment of preferred or common dividends and adds a covenant requiring the maintenance of minimum operating profit. While the Company is currently in compliance with such covenant, management does not expect the Company to be in compliance with its debt covenant requirements during the fourth quarter of fiscal 2001. Accordingly, management is negotiating with its banks for further modifications to the revolving credit facility. The Company's ability to continue as a going concern is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

         Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including completion of the sale of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary. The Company also completed the sale of the assets of its joint venture, Astro Air UK, Ltd. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. The Company is currently taking actions to further reduce fixed costs both at the corporate and operating unit levels and is considering further sales of assets and/or business units. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. However, as noted above, management does not expect the Company to be in compliance with its debt covenant requirements during the fourth quarter of fiscal 2001 and has initiated negotiations with its banks for further modifications to the revolving credit facility. In addition, a substantial portion of its indebtedness will mature in February 2002, requiring the Company to refinance the indebtedness at that time.


3.       DISCONTINUED OPERATIONS

         On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11,500,000, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2,000,000 related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8,600,000 in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale.

         The Company has reported the results of Sooner Trailer as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. Revenues from Sooner Trailer were $6,118,000 for 2001 and $12,215,000 and $34,147,000 for the three and nine-months ended July 30, 2000, respectively. For financial reporting purposes, the net assets attributable to Sooner have been classified in the October 29, 2000 condensed consolidated balance sheet as "Net Assets of Discontinued Operations Held for Sale" and consist of the following:

                                                               October 29,
                                                                  2000

         Current assets                                       $ 9,812,000
         Current liabilities                                   (4,905,000)
                                                             ------------

         Net current assets                                     4,907,000
         Net fixed assets                                       3,965,000
         Other non-current assets                               1,180,000
         Non-current liabilities                                 (603,000)
                                                             ------------

         Total net assets held for sale                       $ 9,449,000
                                                             ============

4.       NET ASSETS HELD FOR SALE

         Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $5,000,000, the net assets of which included debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. No additional gain or loss is expected to be recorded on the sale. Net sales attributable to Dura-Bond were $6,399,000 and income from operations before the allocation of corporate expenses was $1,215,000 for the nine months ended July 30, 2000.

         Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company. The Company anticipates the disposition of the remaining Cramer assets within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Cramer's assets to their estimated fair value, based upon an estimated sales price of the assets. As a result of ongoing negotiations to sell the remaining Cramer assets, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1,100,000, recorded in the third fiscal quarter of 2001.

         Astro UK - On May 9, 2001, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss is expected to be recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         For financial reporting purposes, the assets and liabilities attributable to Dura-Bond and Cramer have been classified in the condensed consolidated balance sheets as Net Assets Held for Sale and consist of the following:

                                                                        July 29,          October 29,
                                                                          2001                2000

        Current assets                                               $   504,000         $ 7,571,000
        Current liabilities                                             (527,000)         (1,423,000)
                                                                     -----------        ------------

        Net current assets (liabilities)                                 (23,000)          6,148,000
        Net fixed assets                                               1,400,000           5,923,000
        Other noncurrent assets                                               --           2,449,000
        Non-current liabilities                                         (304,000)         (5,856,000)
                                                                     -----------        ------------

       Total net assets held for sale                                $ 1,073,000         $ 8,664,000
                                                                     ===========        ============


5.       INVENTORIES

                                                                       July 29,          October 29,
                                                                         2001                2000

         Raw materials and purchased parts                           $ 3,296,000         $ 3,711,000
         Work in process                                               3,658,000           3,773,000
         Finished goods                                                2,202,000           1,542,000
                                                                     -----------        ------------

         Total                                                       $ 9,156,000         $ 9,026,000
                                                                     ===========        ============

6.       LONG-TERM DEBT

         On January 22, 1999, the Company entered into a new revolving credit facility with the Company's two primary banks, originally expiring in December 2002. At July 29, 2001, $26,950,000 was outstanding under this facility. The revolving credit facility included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) are charged interest at the Prime Rate plus 1.5% (8.25% at July 29, 2001). Borrowings under the facility that are Out-of-Formula (as defined) are charged interest at the Prime Rate plus 2.0% (8.75% at July 29, 2001). Borrowings and letters of credit are limited to a Borrowing Base, consisting of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, are defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, are defined as Out-of-Formula borrowings. The available commitment was reduced by $1,000,000 in June 2001. The amendment calls for further reductions in the available commitment of $2,000,000, of which $1,400,000 is mandatory, at September 30, 2001, and $3,000,000 at December 31, 2001. If the Company is unable to reduce its outstanding commitment on either of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. As amended, the facility is secured by substantially all of the assets of the Company. The amendment also requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2,046,000. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends.

         Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (3.8% at July 29, 2001) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $5,150,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (2.5% at July 29, 2001). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS 133. Accordingly, changes in the fair value of such agreements are recorded in the Condensed Consolidated Financial Statements as a component of interest expense. The fair market value of the swap agreement liability increased for the nine months ended July 29, 2001, resulting in a charge of $533,000.

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

         In addition to the matters reported herein, the Company is involved in litigation dealing with a number of aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

8.       SEGMENT INFORMATION

                                                               Three Months Ended            Nine Months Ended
                                                         ---------------------------- ---------------------------
                                                             July 29,      July 30,      July 29,      July 30,
                                                               2001          2000          2001          2000
         Net sales:
         Motors                                            $13,104,000   $14,821,000   $39,831,000   $43,523,000
         Coils                                               7,823,000    10,473,000    22,167,000    33,685,000
         Other                                                 709,000     4,314,000     2,543,000    13,585,000
                                                         -------------- ------------- ------------- -------------

            Total net sales                                $21,636,000   $29,608,000   $64,541,000   $90,793,000
                                                         ============== ============= ============= =============

         Income (loss) from operations:
         Motors                                            $ 1,690,000   $ 1,897,000   $ 4,365,000   $ 4,090,000
         Coils                                                  68,000      (154,000)   (1,066,000)      574,000
         Other                                              (1,179,000)      713,000    (1,452,000)    1,866,000
         Corporate (1)                                      (1,198,000)   (1,007,000)   (3,142,000)   (3,088,000)
                                                         -------------- ------------- ------------- -------------

            Total income (loss) from operations             $ (619,000)  $ 1,449,000   $(1,295,000)  $ 3,442,000
                                                         ============== ============= ============= =============

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of July 29, 2001 and the results of operations for the three and nine months ended July 29, 2001 and July 30, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

         General

         Owosso Corporation designs, manufactures and distributes engineered component products, specifically motors and heat exchange coils. The accompanying financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's results of operations have declined significantly over the past two years. The Company reported a net loss for the year ended October 29, 2000 and has continued to incur losses through the third quarter of fiscal 2001. In addition, the Company was not in compliance with covenants under its revolving credit facility at October 29, 2000. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. As further disclosed under Note 6 "Long-term Debt", the amendment to the revolving credit facility, which has been further amended since February 2001, also modified the interest rates charged, calls for reductions in the outstanding balance during calendar 2001, adds additional reporting requirements, prohibits the payment of preferred or common dividends and adds a covenant requiring the maintenance of minimum operating profit. While the Company is currently in compliance with such covenant, management does not expect the Company to be in compliance with its debt covenant requirements during the fourth quarter of fiscal 2001. Accordingly, management is negotiating with its banks for further modifications to the revolving credit facility. The Company's ability to continue as a going concern is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis. Management's plans in regard to these matters are described in the following paragraph.

         Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the completion of the sales of its Dura-Bond and Sooner Trailer subsidiaries and the sale of the timer and switch line at its Cramer subsidiary (formerly known as M.H. Rhodes, Inc.). The Company also completed the sale of the assets of its joint venture, Astro Air UK, Ltd. In addition, management of the Company's Coils segment was replaced, cost reductions at the corporate office were implemented and reductions in fixed costs at the operating units were initiated, commensurate with reductions in sales volumes. The Company is currently taking actions to further reduce fixed costs both at the corporate and operating unit levels and is considering further sales of assets and/or business units. Management believes that available cash and cash equivalents together with cash flows from operations, available borrowings under the Company's revolving credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. However, as noted above, management does not expect the Company to be in compliance with its debt covenant requirements during the fourth quarter of fiscal 2001 and has initiated negotiations with its banks for further modifications to the revolving credit facility. In addition, a substantial portion of its indebtedness will mature in February 2002, requiring the Company to refinance the indebtedness at that time.

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

         Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the assets, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company ("Cramer"). Proceeds from the sale were used to reduce the Company's revolving credit facility and other long-term indebtedness. The Company anticipates the disposition of the remaining assets of Cramer within the next twelve months. In connection with the sale of the timer and switch line and the anticipated sale of the remaining assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1.6 million to adjust the carrying value of Cramer's assets to their estimated realizable value, based on an estimated sales price of the assets. As a result of ongoing negotiations to sell the remaining Cramer assets, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third quarter of fiscal 2001.

         Sooner Trailer - On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2.0 million related to such post-closing adjustments. Based upon the terms of the sale, the Company recorded, in the fourth quarter of 2000, a pretax charge of $8.6 million to adjust the carrying value of Sooner Trailer's assets to their estimated fair value, representing the write-down of goodwill. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         Astro UK - On May 9, 2001, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated fair value. No additional gain or loss is expected to be recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

         Results of Operations

         The following table sets forth for the periods indicated the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                          Three Months Ended          Nine Months Ended
                                                       -----------------------   --------------------------
                                                         July 29,     July 30,       July 29,      July 30,
                                                          2001          2000           2001          2000
         Net sales                                       100.0%        100.0%         100.0%        100.0%
         Cost of products sold                            83.7%         82.4%          84.9%         83.0%
                                                       --------- -------------   ------------ -------------
         Gross profit                                     16.3%         17.6%          15.1%         17.0%
         Selling, general and administrative expenses     14.0%         12.7%          14.3%         13.2%
         Write-down of net assets held for sale            5.1%          0.0%           2.8%          0.0%
                                                       --------- -------------   ------------ -------------
         Income (loss) from operations                    -2.8%          4.9%          -2.0%          3.8%
         Interest expense                                  4.6%          4.3%           5.3%          4.2%
         Other (income) expense                           -0.6%         -0.1%          -0.4%         -0.1%
                                                       --------- -------------   ------------ -------------
         Income (loss) before income taxes                -6.8%          0.7%          -6.9%         -0.3%

         Three months ended July 29, 2001 compared to three months ended July 30, 2000

         Net sales. Net sales for the third quarter of 2001 were $21.6 million, as compared to $29.6 million in the prior year quarter, a decrease of $8.0 million, or 26.9%. These results include the effect of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $2.1 million in the third quarter of 2000. Sales volume at all business units has been adversely effected by the general economic slowdown effecting the Company's primary markets, particularly the heavy truck and recreation vehicle markets.

         Net sales from Motors decreased 11.6% to $13.1 million in 2001, from $14.8 million in 2000, as a result of lower demand from the recreational vehicle, healthcare and heavy truck markets.

         Net sales from Coils were $7.8 million in 2001, as compared to $10.5 million in 2000, a decrease of 25.3%. This decrease reflects continuing weak demand from the heavy truck market which, according to industry sources, is down approximately 45% compared to last year.

         Net sales from the Company's Other segment were $709,000 in 2001, as compared to $4.3 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $2.1 million in the third quarter of 2000. Sales at Cramer, the only remaining business in this segment, decreased $1.5 million, primarily reflecting the sale of the timer and switch line on December 4, 2000.

         Income (loss) from operations. For the third quarter of 2001, the Company recorded a loss from operations of $619,000, as compared to income from operations of $1.4 million in the prior year quarter. The current quarter loss includes a charge of $1.1 million for the write-down of net assets held for sale related to the anticipated sale of Cramer.

         Income from operations for the Motors segment was $1.7 million, or 12.9% of net sales, in the third quarter of 2001, as compared to $1.9 million, or 12.8% of net sales, in the prior year quarter. These results reflect an 11.6% decrease in net sales as well as increased selling, general and administrative expenses resulting from increased medical costs.

         The Coils segment reported income from operations of $68,000 for 2001, as compared to a loss from operations of $154,000 in the prior year quarter. Despite a 25.3% decrease in net sales, as compared to the prior year quarter, income from operations improved primarily as a result of lower personnel costs.

         The Company's Other segment reported a loss from operations of $1.2 million in the third quarter of 2001, as compared to income from operations of $713,000 in the prior year quarter. The current quarter loss includes a charge of $1.1 million for the write-down of net assets held for sale related to the anticipated sale of the remaining Cramer assets. These results also include the effect of the sale of Dura-Bond, which had income from operations of $433,000 in the third quarter of 2000. Operating results from Cramer, the only remaining business in this segment, decreased as a result of the sale of the timer and switch line in December 2000.

         Unallocated corporate expenses included in selling, general and administrative expenses were $1.2 million in the third quarter of 2001, as compared to $1.0 million in the prior year quarter. This increase primarily reflects increased incentive compensation.

         Interest expense. Interest expense decreased to $992,000 for the third quarter of 2001 from $1.3 million in the prior year quarter primarily as a result of lower debt levels. The current quarter includes a charge of $81,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS 133.

         Income tax expense (benefit). The Company recorded an income tax benefit at an effective rate of 34.0% for 2001, as compared to an effective tax rate of 41.9% in the prior year quarter. The effective tax rate for 2000 was adversely effected as a result of a higher proportion of non-deductible taxable losses.

         Income (loss) from discontinued operations. Discontinued operations represents the operations of Sooner Trailer, which was sold in January 2001. For the prior year quarter, income from discontinued operations was $79,000 (net of tax of $152,000). Revenues from discontinued operations were $12.2 million for the third quarter of 2000.

         Net income (loss) available for common shareholders. Net loss available for common shareholders was $1.3 million, or $.22 per share, in the third quarter of 2001, as compared to a net loss available for common shareholders of $85,000, or $.01 per share, in the prior year quarter. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $225,000 and $188,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $105,000 and $94,000 for 2001 and 2000, respectively.

         Nine months ended July 29, 2001 compared to nine months ended July 30, 2000

         Net sales. Net sales for the nine months ended July 29, 2001 were $64.5 million, as compared to $90.8 million in the prior year period, a decrease of $26.3 million, or 28.9%. These results include the effect of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $6.4 million in the nine-month fiscal 2000 period.

         Net sales from Motors decreased 8.5% to $39.8 million in 2001, from $43.5 million in 2000, as a result of lower demand from the recreational vehicle, healthcare and heavy truck markets.

         Net sales from Coils were $22.2 million in 2001, as compared to $33.7 million in 2000, a decrease of 34.2%. This decrease reflects the loss of a customer that represented 17% of sales to the Coils segment in fiscal 2000. However, during the second quarter of fiscal 2001, the Company began to again supply this customer and has since regained most of the former business of this customer. The decrease in net sales as compared to the prior year is also a result of continuing weak demand from the heavy truck market.

         Net sales from the Company's Other segment were $2.5 million in 2001, as compared to $13.6 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $6.4 million for the nine-month period of 2000. Sales at Cramer, the only remaining business in this segment, decreased $4.6 million, primarily reflecting the sale of the timer and switch line in December 2000.

         Income (loss) from operations. For the nine-month period of 2001, the Company recorded a loss from operations of $1.3 million, as compared to income from operations of $3.4 million in the prior year period. The current period loss includes a charge of $1.8 million for the write-down of net assets held for sale related to the sale of Astro UK and the anticipated sale of the remaining Cramer assets, and income of $400,000 recorded in connection with the settlement of a vendor dispute.

         Income from operations for the Motors segment increased to $4.4 million, or 11.0% of net sales, in 2001, as compared to $4.1 million, or 9.4% of net sales, in the prior year period. Despite decreased sales, income from operations improved as a result of improved productivity and decreased selling, general and administrative expenses.

         The Coils segment reported a loss from operations of $1.1 million in 2001, as compared to income from operations of $574,000 in the prior year period. The current year loss includes a charge of $700,000 to write-down the carrying value of Astro UK's assets, recorded in connection with the sale of Astro UK, completed in May 2001. The decrease in operating results also reflects lower sales volume partially offset by decreased selling, general and administrative costs.

         The Company's Other segment reported a loss from operations of $1.5 million in 2001, as compared to income from operations of $1.9 million in the prior year period. The current period loss includes a charge of $1.1 million for the write-down of net assets held for sale related to the anticipated sale of the remaining Cramer assets. These results also include the effect of the sale of Dura-Bond, which had income from operations of $1.2 million in 2000. Operating results from Cramer, the only remaining business in this segment, decreased primarily as a result of the sale of the timer and switch line.

         Unallocated corporate expenses included in selling, general and administrative expenses were $3.1 million in both 2001 and 2000. The current year results reflect higher incentive compensation, offset by income from a vendor dispute. Prior year results reflect reduced environmental costs.

         Interest expense. Interest expense decreased to $3.4 million for the current nine-month period from $3.8 million in the prior year period primarily as a result of lower debt levels. The current period includes a charge of $533,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS 133.

         Income tax expense (benefit). The Company recorded an income tax benefit at an effective rate of 28.6% for 2001, as compared to an effective tax rate of 64.4% in the prior year. The Company's effective tax rate was adversely effected as a result of a higher proportion of non-deductible taxable losses.

         Income (loss) from discontinued operations. For 2001, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer, sold in January 2001, of $434,000 (net of a tax benefit of $144,000) on revenues of $6.1 million. For the nine-month period of 2000, income from discontinued operations was $579,000 (net of tax of $656,000) on revenues of $34.1 million.

         Net income (loss) available for common shareholders. Net loss available for common shareholders was $4.7 million, or $.80 per share, in 2001, as compared to a net loss of $351,000, or $.06 per share, in the prior year period. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $675,000 and $563,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $309,000 and $276,000 for 2001 and 2000, respectively.

         Liquidity and Capital Resources

         Cash and cash equivalents were $307,000 at July 29, 2001. The Company had negative working capital of $14.0 million at July 29, 2001, as compared to positive working capital of $2.1 million at October 30, 2000. The decrease in working capital reflects the classification of the Company's revolving credit facility, which expires in February 2002, as current. Net cash used in operating activities was $4.1 million, as compared to net cash provided by operating activities of $4.3 million in prior year period. The decrease in cash from operations was principally the result of lower operating results consistent with decreased sales volume.

         Cash flows from investing activities included $6.6 million from the sales of Dura-Bond, the Cramer timer and switch line, and Astro UK. Investing activities also included $1.7 million for capital expenditures for equipment and $298,000 of contingent consideration paid to the former owner of Astro Air and recorded as goodwill. Net cash provided by investing activities of discontinued operations includes $13.6 million received from the sale of Sooner Trailer. The Company currently plans to invest approximately $900,000 in capital expenditures during the remainder of fiscal 2001, primarily for new technologies and production efficiencies. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

         Net cash used in financing activities included net repayments of $14.2 million under the Company's revolving credit agreement, debt repayments of $949,000, and the payment of dividends of $142,000.

         At July 29, 2001, $27.0 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility matures. In addition to changing the maturity date from December 2002 to February 15, 2002, the amendment reduced the total amount available for borrowings to $32.0 million. Borrowings under the facility that are In-Formula (as defined) are charged interest at the Prime Rate plus 1.5%. Borrowings under the facility that are Out-of-Formula (as defined) are charged interest at the Prime Rate plus 2.0%. Borrowings and letters of credit are limited to a Borrowing Base, consisting of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, are defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, are defined as Out-of-Formula borrowings. The available commitment was reduced by $1.0 million in June 2001. The agreement calls for further reductions in the available commitment of $2.0 million, of which $1.4 million is mandatory, at September 30, 2001, and $3.0 million at December 31, 2001. If the Company is unable to reduce its outstanding commitment on either of these dates, then for each missed reduction the otherwise-applicable interest rates for outstanding loans will increase by 1% per annum, but failure to make the reductions will not constitute a default. The facility, as amended, is secured by substantially all of the assets of the Company. The amendment requires additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. While the Company is currently in compliance with such covenant, management does not expect the Company to be in compliance with its debt covenant requirements during the fourth quarter of fiscal 2001. Accordingly, management is negotiating with its banks for further modifications to the revolving credit facility. The amendment also requires the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.0 million as of July 29, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends. See discussion under the section titled "General".

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

         As discussed above under the section titled "General", the Company's ability to continue as a going concern is dependent on its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, and its ability to generate sufficient cash flows to meet its obligations on a timely basis.

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

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at July 29, 2001. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                    Year of Maturity                                        Fair Value
                                     ---------------------------------------------------------   Total Due       at
                                     2002      2003       2004     2005     2006    Thereafter  at Maturity   07/29/01
                                     ----      ----       ----     ----     ----    ----------  -----------   --------
Debt:
   Fixed rate                     $ 1,895     $   352    $ 277    $ 256    $ 161    $   130      $  3,071     $  3,071
   Average interest rate             8.0%        8.0%     8.0%     8.0%     8.0%       8.0%
   Variable rate                  $27,250     $   300    $ 300    $ 600    $ 600    $ 3,050      $ 32,100     $ 32,100
   Average interest rate             8.5%        4.4%     4.4%     4.4%     4.4%       4.4%

Interest rate swap agreements:
   Variable to fixed swaps        $    -      $15,000  $ 5,150      $ -      $ -        $ -      $ 20,150    $   (635)
   Average pay rate                  7.1%        4.2%
   Average receive rate              3.8%        2.5%

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


         Item 6.      Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 Exhibit No.           Description
                 ----------            -----------
                    10.1               Seventh Amendment to Amended and Restated Credit
                                       Agreement by and among Owosso Corporation, its subsidiaries,
                                       Bank One and PNC Bank, N.A., effective May 9, 2001

                    11                 Computation of Per Share Earnings

        (b)      Form 8-K

                 No reports on Form 8-K were filed during the quarter ended July 29, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        OWOSSO CORPORATION



     Date: August 27, 2001              By: /s/ George B. Lemmon, Jr.
                                            -------------------------
                                            George B. Lemmon, Jr.
                                            President, Chief Executive
                                            Officer, and Director



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