Form 10-K
period 2001-10-28
OWOSSO CORP
filed 2002-02-11
CIK 921046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 28, 2001      Commission file number: 0-25066

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 25, 2002, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $960,000.

On January 25, 2002, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on April 11, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     Part I

Item 1.  Business

In 1998, Owosso Corporation (the "Company") formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company. During that time, however, the Company experienced a significant down-turn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its revolving credit facility.

In February 2001, the Company entered into an amendment to its revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In addition, as further disclosed under Note 11 "Long-term Debt," the amendment to the revolving credit facility, which has been further amended since February 2001, modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001, added additional reporting requirements, prohibits the payment of preferred or common dividends and added a covenant requiring the maintenance of minimum operating profit. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs of the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's corporate personnel was reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer Manufacturing Company ("Sooner Trailer"), the sale of substantially all of the assets of Cramer Company ("Cramer") and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the Company's former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. In addition, management intends to further reduce corporate office costs through the merger of the corporate office function into the Company's largest subsidiary, resulting in an expected savings of approximately $3.5 million over fiscal 2001. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

As a result of the divestitures, the Company's remaining businesses consist of its Motors segment. The Motors segment manufactures fractional and integral horsepower motors and includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio ("MP-Ohio"). Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

The Company's Other segment included Dura-Bond and Cramer. Dura-Bond, which manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market, selling its products to engine rebuilders, primarily through distributors, was sold in November 2000. Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer in December 2000 and, consistent with the Company's intent, sold substantially all of the remaining Cramer assets in September 2001. Cramer sold its products primarily to original equipment manufacturers who use them in their end products.

The Company's former Coils segment, consisting of Astro Air Coils, Inc. ("Astro Air"), Snowmax Incorporated ("Snowmax") and Astro Air UK Ltd. ("Astro UK"), manufactured heat exchange coils. Astro UK, a joint venture which began operations in March 1999, was sold in May 2001. Astro Air and Snowmax were sold in October 2001. Significant markets for the former Coils segment included non-automotive transportation, refrigeration and commercial and residential HVAC. The products were sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products. The Company has reported the results of the Coils segment as discontinued operations for all periods presented in the consolidated statements of operations.

The Company has also included in discontinued operations the results of Sooner Trailer, the sale of which was completed in January 2001.

The Company was incorporated in Pennsylvania and organized as a holding company in 1994. The holding company structure separated the administrative and financing activities of the Company from the activities of its operating subsidiaries.

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

A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 15%, 12% and 9% of total sales from continuing operations for 2001, 2000 and 1999, respectively.

The Company's backlog of unfilled orders for the Motors segment was $12.3 million as of December 23, 2001, as compared to $21.1 million as of December 24, 2000.

The Company's businesses are highly competitive. Competition is based primarily on design and application engineering capabilities and product reliability and quality, as well as price.

The Company has approximately 400 employees, of which approximately 60 are employed at its Owosso, Michigan facility and are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 743, under a two-year collective bargaining agreement which expires in November 2003. The Company believes that its relationship with its employees is good.

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

Executive Officers of the Company

The executive officers of the Company are:


         Name                       Age      Position

George B. Lemmon, Jr.................40      President, Chief Executive Officer, and Director

Kirk E. Moore     ...................39      Executive Vice President - Finance, Chief
                                             Financial Officer, Treasurer and Secretary

George B. Lemmon, Jr. became President of the Company in May 1996, and has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since March 1994.

Kirk E. Moore became Executive Vice President - Finance, Chief Financial Officer, Treasurer and Secretary in October 2001. From March 2000 to October 2001, Mr. Moore was Corporate Controller of the Company. Mr. Moore joined the Company in May 1997 as its Financial Controller. Prior to joining the Company, he served as Manager of Financial Reporting at PCI Services, Inc., a subsidiary of Cardinal Health, Inc.

Item 2. Properties

The following table sets forth information relating to the Company's manufacturing facilities. Unless otherwise indicated, the Company owns these manufacturing facilities.

                                                                  Total Square     Manufacturing
Business Segment                  Location                          Footage       Square Footage
------------------------------------------------------------------------------------------------
Motors:                    Watertown, New York (1)                  112,000          107,800
                           Owosso, Michigan                          86,900           67,400
                           Barberton, Ohio (2)                       29,700           27,400

----------
(1) This facility is subject to a mortgage securing a $4.9 million industrial revenue bond financing.

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

The Company has a 92,000 square foot manufacturing facility located in Avon, Connecticut which housed the Company's former Cramer subsidiary. The Company also has a 90,000 square foot manufacturing facility located in Kilgore, Texas which housed the Company's former Snowmax subsidiary. Such facilities are held for sale.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock began its listing on the Nasdaq SmallCap Market under the symbol "OWOS" in February 2001. Prior to that, the Company's common stock was listed on the Nasdaq National Market. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock.

         Fiscal year ended October 28, 2001:          High            Low
                                                      ----            ---

                  First Quarter                      $2.000          $0.813
                  Second Quarter                     $1.953          $0.720
                  Third Quarter                      $1.250          $0.860
                  Fourth Quarter                     $1.000          $0.300

         Fiscal year ended October 29, 2000:

                  First Quarter                      $4.375          $2.938
                  Second Quarter                     $4.125          $2.594
                  Third Quarter                      $2.813          $1.875
                  Fourth Quarter                     $2.125          $1.375

As of January 17, 2002, there were approximately 117 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 490.

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

Item 6.  Selected Financial Data

         The information set forth below, which has been derived from the audited consolidated financial statements of the Company, has been restated to reflect the Coils segment and Sooner Trailer as discontinued operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Year Ended
                                               ----------------------------------------------------------------
                                                Oct. 28,      Oct. 29,     Oct. 31,       Oct. 25,     Oct. 26,
                                                  2001          2000        1999(1)       1998(2)        1997
                                               ---------      --------     --------       --------     --------
                                                            (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Net sales                                      $ 54,326      $ 75,204      $ 84,214      $ 95,264      $ 97,237

Cost of products sold                            43,897        59,429        65,009        72,742        71,660
                                               --------      --------      --------      --------      --------

Gross profit                                     10,429        15,775        19,205        22,522        25,577

Selling, general and administrative              11,183        13,240        16,305        19,229        19,783
         expenses

Write-down of net assets held for sale            1,100         2,800            --         1,635            --

Gain on sale of business                             --            --            --        (2,775)           --

Restructuring charge                                 --            --            --           909
                                               --------      --------      --------      --------      --------

Income (loss) from operations                    (1,854)         (265)        2,900         3,524         5,794

Interest expense                                  4,335         5,069         4,947         4,788         4,012

Other (income) expense                             (110)          530          (444)          (87)         (177)
                                               --------      --------      --------      --------      --------

Income (loss) from continuing operations
     before income taxes                         (6,079)       (5,864)       (1,603)       (1,177)        1,959

Income tax  expense (benefit)                    (1,968)       (1,082)         (658)          812           985
                                               --------      --------      --------      --------      --------
Income (loss) from continuing operations         (4,111)       (4,782)         (945)       (1,989)          974
Discontinued operations:
     Income (loss) from discontinued
        operations                               (2,073)         (290)        2,722         2,691         1,577

     Loss on disposal of discontinued
          operations                            (10,040)       (8,600)           --            --            --

Cumulative effect of accounting change
                                                    (67)           --            --            --            --
                                               --------      --------      --------      --------      --------

Net income (loss)                               (16,291)      (13,672)        1,777           702         2,551

Dividends and accretion on preferred stock       (1,316)       (1,121)       (1,095)       (1,070)       (1,047)
                                               --------      --------      --------      --------      --------
Net income (loss) available to common
        stockholders                           $(17,607)     $(14,793)     $    682      $   (368)     $  1,504
                                               ========      ========      ========      ========      ========

Basic and diluted loss from continuing
        operations per common share            $  (0.93)     $  (1.01)     $  (0.35)     $  (0.53)     $  (0.01)

Weighted average number of common
        shares outstanding (basic)                5,866         5,844         5,826         5,813         5,809


                                                                      Year Ended
                                             --------------------------------------------------------
                                              Oct. 28,    Oct. 29,    Oct. 31,   Oct. 25,    Oct. 26,
                                                2001        2000      1999(1)     1998(2)      1997
                                              -------     -------     --------   --------    --------
                                                                    (in thousands)
OTHER DATA:
Capital expenditures                         $   757     $ 1,195     $ 3,789     $ 7,838     $ 4,423
Depreciation and amortization                  3,867       5,025       4,984       4,968       4,867
EBITDA (3)                                     3,113       7,560       7,884       8,261      10,661

                                              Oct. 28,    Oct. 29,    Oct. 31,    Oct. 25,    Oct. 26,
                                                2001        2000        1999        1998        1997
                                              -------     -------     --------   --------    --------
BALANCE SHEET DATA:
Total assets                                  $46,394      $81,163    $105,345    $116,499    $107,137
Total short-term and long-term obligations     29,604       49,968      54,222      67,024      53,389
Stockholders' equity                              403       18,432      33,984      34,643      36,730

-------------------------------------------------------------

(1) Includes the results of operations of the Company's former Parker Industries subsidiary through its disposition on March 5, 1999. Fiscal 1999 included 53 weeks, while the other years presented included 52 weeks.

(2) Includes the results of operations of the Company's former subsidiaries, Great Bend Manufacturing, Inc. and DewEze Manufacturing, Inc., through their dates of disposition, April 26, 1998 and July 24, 1998, respectively. Also includes the results of operations of Astro Air and Cramer from their dates of acquisition, April 26, 1998 and June 30, 1998, respectively.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

In 1998, Owosso Corporation (the "Company") formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company. During that time, however, the Company experienced a significant down-turn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its revolving credit facility.

In February 2001, the Company entered into an amendment to its revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In addition, as further disclosed under Note 11 "Long-term Debt," the amendment to the revolving credit facility, which has been further amended since February 2001, modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001, added additional reporting requirements, prohibits the payment of preferred or common dividends and added a covenant requiring the maintenance of minimum operating profit. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs of the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's corporate personnel was reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer Manufacturing Company ("Sooner Trailer"), the sale of substantially all of the assets of Cramer Company ("Cramer") and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the Company's former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. In addition, management intends to further reduce corporate office costs through the merger of the corporate office function into the Company's largest subsidiary, resulting in an expected savings of approximately $3.5 million over fiscal 2001. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

As a result of divestitures, the Company's remaining businesses consist of its Motors segment. However, the Company has historically operated in four segments:
Motors, Coils, Agricultural Equipment, and Other. The Motors segment manufactures fractional and integral horsepower motors and includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products - Ohio Corporation ("MP-Ohio"). Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation, and non-automotive transportation. Products of the Motors segment are sold throughout North America and in Europe, primarily to original equipment manufacturers which use them in their end products.

The Company's Other segment included Dura-Bond Bearing Company ("Dura-Bond") and Cramer Company ("Cramer"). Dura-Bond manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market. On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4.6 million, the net assets of which included debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated fair value. Such charge represented a reduction in goodwill and was included in "Write-down of net assets held for sale" in the consolidated statements of operations.

Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Cramer assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represented the write-down of goodwill of $400,000 and the write-down of other non-current assets of $1.2 million and was included in "Write-down of net assets held for sale" in the consolidated statements of operations. On September 23, 2001, the Company sold substantially all of the remaining assets of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with such sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third fiscal quarter of 2001.

The Coils segment manufactured heat exchange coils and included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK, Limited ("Astro UK"). Astro UK, which began production of heat exchange coils at a new 15,000 square foot facility located in Birmingham, England in March 1999, was a joint venture with the Company's largest customer, Bergstrom, Inc. On May 9, 2001, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's revolving credit facility.

On October 26, 2001, the Company completed the sale of the assets of the remaining businesses in its Coils segment, Astro Air and Snowmax (together, the "Coils Subsidiaries"). The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale, which were utilized to reduce the Company's revolving credit facility, were $5.6 million of cash and the assumption of approximately $3.7 million of liabilities. The Company recorded a pretax charge of $9.3 million related to this sale in the fourth quarter of 2001. The Company has reported the results of the Coils segment as discontinued operations for all periods presented in the consolidated statements of operations.

On January 24, 2001, the Company completed the sale of stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2.0 million related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8.6 million in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

Results of Operations

The Company's fiscal year includes 52 or 53 weeks, ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 2001 and 2000 consisted of 52 weeks.

Year ended October 28, 2001 compared to year ended October 29, 2000

Net sales. Net sales for 2001 were $54.3 million, as compared to net sales of $75.2 million in 2000, a decrease of 27.8%. These results include the effects of disposing of Dura-Bond in November 2000. Sales attributable to Dura-Bond were $8.2 million in 2000.

Net sales from Motors were $51.4 million in 2001, as compared to 57.7 million in 2000, a decrease of 11.0%. Sales volume at the Motors segment was adversely effected by the general economic slowdown effecting the Company's primary markets, particularly the heavy truck and recreational vehicle markets and increased Pacific Rim competition in the healthcare market.

Net sales from the Company's Other segment were $3.0 million in 2001, as compared to $17.5 million in 2000. Sales attributable to Dura-Bond, which was sold November 2, 2000, were $8.2 million in 2000. Net sales at Cramer decreased $6.4 million, as compared to the prior year, reflecting the sale of the timer and switch line on December 4, 2000, and the subsequent sale, on September 23, 2001, of substantially all of the remaining Cramer assets.

Income (loss) from operations. For 2001, the Company recorded a loss from operations of $1.9 million, as compared to a loss from operations of $265,000 in 2000. The current year loss includes a charge of $1.1 million for the write-down of net assets held for sale, related to Cramer. The prior year period includes a $2.8 million charge for the write-down of net assets held for sale related to both Cramer and Dura-Bond.

Income from operations for the Motors segment was $4.7 million, or 9.1% of net sales for 2001, as compared to $5.0 million, or 8.6% of net sales in the prior year. Despite an 11.0% decrease in sales, income from operations improved as a percentage of net sales as a result of increased productivity attributable to lean manufacturing processes implemented in 2000.

The Company's Other segment reported a loss from operations of $1.4 million in 2001, as compared to a loss of $666,000 in 2000. The current period loss includes a charge of $1.1 million for the write-down of net assets held for sale related to Cramer. The prior year period includes a $2.8 million charge for the write-down of net assets held for sale related to both Cramer and Dura-Bond. Exclusive of the write-downs, the loss from operations would have been $317,000 for 2001, as compared to income from operations of $2.1 million in 2000. This decrease reflects the sale of Dura-Bond, which had income from operations of $1.5 million in 2000. In addition, operating results from Cramer decreased as a result of the sale of the timer and switch line in December 2000 and the sale of the remaining Cramer assets in September 2001.

Unallocated corporate expenses included in income (loss) from operations were $5.1 million, or 9.4% of net sales, as compared to $4.6 million, or 6.1% of net sales in 2000. This increase reflects severance costs for the corporate office staff of $650,000, increased incentive compensation of $344,000, and increased bank service charges of $339,000, partially offset by rental income received on the sublet of corporate office space of $119,000, reduced corporate office employee costs of $150,000, and income of $400,000 from a vendor dispute.

Interest expense. Interest expense decreased to $4.3 million for 2001 from $5.1 million in the prior year, primarily as a result of lower debt levels. The current period includes a charge of $598,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS No. 133.

Other (income) expense. For 2001, other (income) expense primarily represents the partial recovery of a note received in connection with the sale of certain Cramer assets in 1999 (the "Cramer Note Receivable"). For 2000, other (income) expense includes a $620,000 charge recorded as a reserve against a note receivable obtained in connection with the sale of Parker Industries ("Parker") in 1999 to Top Air Manufacturing, Inc. ("Top Air"), which filed for Chapter 7 bankruptcy liquidation in November 2000. Also included in other (income) expense for 2000 is a charge of $219,000 recorded as a reserve against the Cramer Note Receivable, partially offset by income of $100,000 representing a change in estimate on an allowance against a note receivable.

Income tax expense (benefit). The Company recorded an income tax benefit at an effective rate of 32.4% for 2001, as compared to an effective tax rate of 18.6% in the prior year. The Company's effective tax rate was adversely effected in the prior year as a result of a higher proportion of non-deductible taxable losses.

Income (loss) from discontinued operations. For 2001, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer and the Coils segment, of $12.1 million (net of income tax expense of $514,000) on revenues of $35.6 million. For 2000, loss from discontinued operations was $8.9 million (net of income tax expense of $522,000) on revenues of $85.1 million. The current year results reflect a pre-tax loss on the sale of the Coils segment of $10.0 million. The prior year reflects an $8.6 million charge for the write-down of the net assets of Sooner in connection with its sale, which was completed in January 2001.

Net income (loss) available for common shareholders. Net loss available for common shareholders was $17.6 million, or $3.00 per share, in 2001, as compared to a net loss of $14.8 million, or $2.53 per share, in the prior year. Income
(loss) available for common shareholders is calculated by subtracting dividends of preferred stock of $1.3 million and $750,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $371,000 for 2000.

Year ended October 29, 2000 compared to year ended October 31, 1999

Net sales. Net sales for 2000 were $75.2 million, as compared to net sales of $84.2 million in 1999, a decrease of 10.7%. These results include the effects of disposing of Parker, sales from which were $1.0 million in 1999.

Net sales from the Motors segment were $57.7 million in 2000, as compared to $63.9 million in 1999, a decrease of 9.8%. This decrease reflects lower demand from the recreational vehicle and healthcare markets. Sales to the recreational vehicle market were adversely affected by design issues associated with a new motor developed for this market. Although the design issues were resolved, sales to this market remained soft as a result of general economic conditions.

Net sales from the Company's Other segment were $17.5 million in 2000, as compared to $19.3 million in 1999. This decrease was primarily a result of decreased sales at Cramer.

Income from operations. For 2000, the Company recorded a loss of $265,000 from operations, as compared to income from operations of $2.9 million in 1999. The loss for 2000 includes a charge of $2.8 million for the write-down of net assets held for sale, primarily representing the write-down of goodwill. Income from operations for 1999 included a loss of $607,000 related to Parker, which was sold in March 1999.

Income from operations for the Motors segment was $5.0 million, or 8.6% of net sales, in 2000, as compared to $7.8 million, or 12.2% of net sales, in the prior year. These results reflect decreased sales volume to the recreational vehicle market and a softening of the healthcare market. Income from operations for the Motors segment was also unfavorably impacted by temporary production inefficiencies resulting from an overhaul of Motor Products' Owosso, Michigan facility from batch processing to lean manufacturing during the second quarter of 2000.

Loss from operations for the Company's Other segment was $666,000 in 2000, as compared to income from operations of $1.4 million in the prior year. The loss for 2000 includes $2.8 million for the write-down of net assets held for sale, primarily representing the write-down of goodwill. Exclusive of the write-down, income from operations would have been $2.1 million in 2000. The improvement over the prior year primarily reflects improved profitability, despite decreased sales, at Cramer.

Unallocated corporate expenses included in income from operations were $4.6 million, or 6.1% of net sales, as compared to $5.7 million, or 6.8% of net sales, in 1999. This reflects reduced personnel, legal and consulting costs, as compared to the prior year. In addition, unallocated corporate expenses for 2000 reflect a reduction of $260,000 in the Company's environmental liability related to the site on which its Cramer facility was previously located. Such reduction was the result of the Company's revision to its estimate of the cost to complete remedial measures required at the site.

Interest expense. Interest expense increased to $5.1 million for 2000, as compared to $4.9 million in the prior year, as a result of increased rates, partially offset by lower average outstanding debt balances.

Other (income) expense. For 2000, other (income) expense includes a $620,000 charge recorded as a reserve against a note receivable obtained in connection with the sale of Parker in 1999 to Top Air, which filed for Chapter 7 bankruptcy liquidation in November 2000. Also included in other (income) expense for 2000 is a charge of $219,000 recorded as a reserve against a note receivable received in connection with the sale of certain Cramer assets in 1999, partially offset by income of $100,000 representing a change in estimate on an allowance against a note receivable. For 1999, other (income) expense includes $192,000 of interest income related to notes receivable obtained in connection with the sale of Parker in 1999 and the sale of DewEze in 1998.

Income tax expense (benefit). The Company recorded, for 2000, an effective income tax benefit at a rate of 18.6%, as compared to an effective tax rate benefit of 41.1% for the prior year. The effective tax rate for 2000 was adversely affected as a result of a higher proportion of non-deductible expenses, primarily for the write-down of asset values and non-cash amortization expenses related to acquisitions, as compared to pre-tax income (loss). The effective tax rate for 1999 was favorably impacted by a deferred tax benefit realized upon the sale of Parker.

Income (loss) from discontinued operations. For 2000, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer and the Coils segment, of $8.9 million (net of income tax expense of $522,000), reflecting an $8.6 million write-down of the net assets of Sooner in connection with its anticipated sale. For 1999, income from discontinued operations was $2.7 million (net of income tax expense of $1.9 million). Revenues from discontinued operations were $85.1 million in 2000, as compared to $85.9 million in 1999.

Net income (loss) available for common shareholders. Net loss available for common shareholders was $14.8 million, or $2.53 per share, in 2000, as compared to net income available for common shareholders of $682,000, or $.12 per share, in the prior year. Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of 750,000 for both 2000 and 1999 and by deducting the non-cash accretion in book value of preferred stock of $371,000 and $345,000 for 2000 and 1999, respectively.

Liquidity and Capital Resources

At October 28, 2001, cash and cash equivalents were $200,000. The Company had negative working capital of $14.6 million, as compared to positive working capital of $14.0 million at October 29, 2000. This decrease reflects the sales of Dura-Bond and Cramer, the net assets of which were classified as net assets held for sale at October 29, 2000, included in current assets. This decrease also reflects the sales of Sooner Trailer and the Coils segment, the net assets of which were included in net assets of discontinued operations held for sale, included in current assets. Net cash provided by operating activities of continuing operations was $1.5 million for 2001, as compared to $2.0 million in the prior year. The decrease in cash from operations was principally the result of decreased operating results, consistent with decreased sales volume.

Net cash provided by investing activities of continuing operations included proceeds of $4.0 million from the sale of Dura-Bond and $2.6 million from the sales of the Cramer assets. Net cash provided by investing activities of continuing operations also included $757,000 for capital expenditures for equipment. The Company currently plans to invest approximately $750,000 in capital expenditures during fiscal 2002. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's revolving credit facility. Net cash provided by investing activities of discontinued operations included proceeds from the sales of Sooner Trailer of $13.6 million and the Coils segment of $6.1 million.

Net cash used in financing activities included net repayments of $19.1 million under the Company's revolving credit agreement, debt repayments of $1.3 million, including the repayment of $600,000 of related party debt, and the payment of dividends of $142,000.

At October 28, 2001, $22.0 million was outstanding under the Company's revolving credit facility. At the end of fiscal 2000, the Company was not in compliance with covenants contained in its revolving credit facility at that date. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the revolving credit facility, which has been further amended since February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. Borrowings under the facility that are In-Formula (as defined) are charged interest at the Prime Rate plus 1.5% (7.0% at October 28, 2001). Borrowings under the facility that are Out of Formula (as defined) are charged interest at the Prime Rate plus 2.0% (7.5% at October 28,
2001). Borrowings and letters of credit are limited to a Borrowing Base consisting of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base are defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, are defined as Out of Formula borrowings. The amendment also required additional collateral and reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales and an increase in the interest rate charged. See Item 7. "General" section.

The Company has interest rate swap agreements with its two banks with notional amounts totaling $19.9 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates.

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

Recently Issued Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting these statements on its consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operations.

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

The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

      o The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, its ability to maintain compliance with debt covenants, and its ability to generate sufficient cash flows to meets its obligations on a timely basis.

      o The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing sector of the economy. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plants, leading to reduced gross margins.

      o Metal prices, particularly of copper and steel, can affect the Company's costs as well as demand for the Company's products and the value of inventory held at the end of a reporting period. Lack of availability of certain commodities could also disrupt the Company's production.

      o Changes in demand that change product mix may reduce operating margins by shifting demand toward less profitable products.

      o Loss of a substantial customer or customers may affect results of operations.

      o The influence of foreign competition from low-cost areas of the world may affect results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

            The Company uses a revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the prime rate. The Company uses interest rate swap agreements to partially change interest rate exposure associated with the Company's variable rate debt. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

            To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at October 28, 2001. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Notes 10 and 11 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).



                                                    Year of Maturity                                    Fair Value
                             -----------------------------------------------------------    Total Due        at
                                2002      2003      2004      2005      2006  Thereafter   at Maturity    10/28/01
                             ---------  --------  --------  --------  ------- -----------  -----------  -----------
Debt:
    Fixed rate               $ 1,784     $ 373     $ 264     $ 159     $  93     $   81      $ 2,754     $ 2,754
    Average interest rate       8.0%      8.0%      8.0%      8.0%      8.0%        8.0%
    Variable rate            $22,300     $ 300     $ 600     $ 600     $ 600     $ 2,450     $ 26,850    $26,850
    Average interest rate       8.1%      2.8%      2.8%      2.8%      2.8%        2.8%

Interest rate swap agreements:
    Variable to fixed swaps  $15,000    $4,850       $ -       $ -       $ -         $ -     $ 19,850    $  (699)
    Average pay rate            7.1%      4.2%
    Average receive rate        2.5%      2.1%


Item 8.     Financial Statements and Supplementary Data

            The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-28, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on April 11, 2002, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

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

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K, dated October 26, 2001, to report under Item 2 that it had disposed of its subsidiaries, Astro Air Coils, Inc., and Snowmax Incorporated. This report also included under
         Item 7 unaudited proforma condensed consolidated statements of operations for the nine-months ended July 29, 2001 and the year ended October 29, 2000, and an unaudited proforma condensed consolidated balance sheet as of July 29, 2001.

(c)      Exhibits

Exhibit No.                                                 Description
-------------------------------------------------------------------------------

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

  *10.1 1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).#

  *10.2 Deed of Trust, dated April 7, 1992, on property of Snowmax, Incorporated located in Gregg County, Texas (Exhibit 10.41 to the 1994 Registration Statement).

  *10.3 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company (Exhibit 10.44 to the 1995 Form 10-K).

  *10.4 Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated October 31, 1994 (Exhibit 10.45 to the 1994 Form 10-K).

  *10.5 Confidentiality and Non-Solicitation Agreement between the Company and Ellen D. Harvey, dated October 31, 1994 (Exhibit 10.46 to the 1994 Form 10-K).

  *10.6 Confidentiality and Non-Solicitation Agreement between the Company and George B. Lemmon, Jr., dated October 31, 1994 (Exhibit 10.48 to the 1994 Form 10-K).

  *10.7 Confidentiality and Non-Solicitation Agreement between the Company and John R. Reese, dated October 31, 1994 (Exhibit 10.51 to the 1994 Form 10-K).

  *10.8 Agreement and Plan of Merger dated October 25, 1995 by and among Owosso Corporation, Stature Electric, Inc. and the stockholders of Stature Electric, Inc. (Exhibit 2.1 to the October 31, 1995 Form 8-K).

  *10.9 Registration Rights Agreement dated October 31, 1995 by and among Owosso Corporation, Lowell Huntsinger, Randall James and Morris Felt (Exhibit 10.2 to the October 31, 1995 Form 8-K).

 *10.10 Lease Agreement by and between Owosso Corporation and Philadelphia Freedom Partners, L.P. dated September 6, 1996 (Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended October 27,
           1996).

 *10.11 Owosso Corporation 401(k) Savings Plan (Exhibit 10.2 to the January 25, 1998 Form 10-Q).

#*10.12 1998 Long-Term Incentive Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 2, 1998, Registration No. 333-55835).

 *10.13 Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, NBD Bank, PNC Bank, N.A., and NBD Bank, as Agent, dated as of January 22, 1999. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).

 *10.14    First Amendment to Amended and Restated Credit Agreement (Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2000).

 *10.15 Stock Purchase and Redemption Agreement among Owosso Corporation, MEPC, L.L.C., the Landover Company (d/b/a "Dura-Bond Bearing Company"), Engine Power Components, Inc., and Melling Tool Co., effective as of October 29, 2000. (Exhibit 10.2 to the Company's Current Report on Form 8-K, dated January 24, 2001).

 *10.16 Asset Purchase Agreement by and between M.H. Rhodes, Inc. and Capewell Component Company, L.L.C., dated December 1, 2000 (Exhibit
           10.35 to the Company's Annual Report on Form 10-K for the year ended October 29, 2000).

 *10.17 Stock Purchase Agreement between Sooner Investment Manufacturing Company (purchaser) and Owosso Corporation (seller), dated January 19, 2001 (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 24, 2001).

 *10.18 AmendmentAgreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., dated February 12, 2001 (Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended October 29, 2000).

 *10.19 Asset Purchase Agreement among Rex Dacus, Dacus Properties, Inc., Astro Air Coils, Inc. and Snowmax Incorporated, dated October 26, 2001 (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 26, 2001).

 *10.20 Seventh Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective May 9, 2001 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2001).

  10.21 Tenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., dated February 7, 2002.

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

                                   OWOSSO CORPORATION

Date:    February 8, 2002          By: /s/ George B. Lemmon, Jr.
                                       ---------------------------------------
                                       George B. Lemmon, Jr., President, Chief
                                       Executive Officer, and Director

                                   By: /s/ Kirk E. Moore
                                       ---------------------------------------
                                       Kirk E. Moore, Executive Vice President -
                                       Finance, Chief Financial Officer and
                                       Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on February 8, 2002, in the capacities indicated:

         Signature                                    Title

/s/  John R. Reese
---------------------------
John R. Reese                         Chairman of the Board and Director

/s/ George B. Lemmon, Jr.
---------------------------
George B. Lemmon, Jr.                 President, Chief Executive Officer,
                                      and a Director

/s/ Kirk E. Moore
---------------------------
Kirk E. Moore                         Executive Vice President - Finance,
                                      Chief Financial Officer and Treasurer and
                                      Secretary

/s/ Ellen D. Harvey
---------------------------
Ellen D. Harvey                       Director

/s/ Harry E. Hill
---------------------------
Harry E. Hill                         Director

/s/ Lowell P. Huntsinger
---------------------------
Lowell P. Huntsinger                  Director

/s/ Eugene P. Lynch
---------------------------
Eugene P. Lynch                       Director

/s/ James A. Ounsworth
---------------------------
James A. Ounsworth                    Director

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
     OCTOBER 28, 2001, OCTOBER 29, 2000, AND OCTOBER 31, 1999:

   Statements of Operations                                             F-2

   Balance Sheets                                                       F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5

   Notes to Consolidated Financial Statements                       F-6 - F-27

FINANCIAL STATEMENT SCHEDULE II                                        F-28

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 28, 2001 and October 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 28, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 28, 2001 and October 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency, default under terms of its credit agreement, and inability to comply with the covenants of its credit agreement raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 8, 2002

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended
                                                                   --------------------------------------------------------
                                                                       October 28,        October 29,        October 31,
                                                                          2001               2000              1999
Net sales                                                              $ 54,326,000      $ 75,204,000      $ 84,214,000

Costs of products sold                                                   43,897,000        59,429,000        65,009,000
                                                                       ------------      ------------      ------------

Gross profit                                                             10,429,000        15,775,000        19,205,000

Selling, general and administrative expenses                             11,183,000        13,240,000        16,305,000

Write-down of net assets held for sale                                    1,100,000         2,800,000                --
                                                                       ------------      ------------      ------------

Income (loss) from operations                                            (1,854,000)         (265,000)        2,900,000

Interest expense                                                          4,335,000         5,069,000         4,947,000

Other (income) expense                                                     (110,000)          530,000          (444,000)
                                                                       ------------      ------------      ------------

Loss from continuing operations before income taxes                      (6,079,000)       (5,864,000)       (1,603,000)

Income tax benefit                                                       (1,968,000)       (1,082,000)         (658,000)
                                                                       ------------      ------------      ------------

Loss from continuing operations                                          (4,111,000)       (4,782,000)         (945,000)

Discontinued operations:
     Income (loss) from discontinued operations, net of income tax
         expense of $514,000, $522,000 and $1,868,000                    (2,073,000)         (290,000)        2,722,000

     Loss on disposal of discontinued operations                        (10,040,000)       (8,600,000)               --
                                                                       ------------      ------------      ------------

Income (loss) before cumulative effect of accounting change             (16,224,000)      (13,672,000)        1,777,000

Cumulative effect of accounting change (net of tax of $34,000)              (67,000)               --                --
                                                                       ------------      ------------      ------------

Net income (loss)                                                       (16,291,000)      (13,672,000)        1,777,000

Dividends and accretion on preferred stock                               (1,316,000)       (1,121,000)       (1,095,000)
                                                                       ------------      ------------      ------------

Net income (loss) available for common shareholders                    $(17,607,000)     $(14,793,000)     $    682,000
                                                                       ============      ============      ============

Basic and diluted income (loss) per common share:
   Loss from continuing operations                                     $      (0.93)     $      (1.01)     $      (0.35)
   Income (loss) from discontinued operations                                 (2.06)            (1.52)             0.47
   Cumulative effect of accounting change, net                                (0.01)               --                --
                                                                       ------------      ------------      ------------

Net income (loss) per share                                            $      (3.00)     $      (2.53)     $       0.12
                                                                       ============      ============      ============

Weighted average number of common shares outstanding:
    Basic                                                                 5,866,000         5,844,000         5,826,000
                                                                       ============      ============      ============
    Diluted                                                               5,866,000         5,844,000         5,826,000
                                                                       ============      ============      ============

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                         October 28,       October 29,
                                                                                            2001               2000
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                       $    200,000      $    491,000
       Receivables, net                                                                   6,061,000         7,912,000
       Inventories, net                                                                   4,815,000         5,530,000
       Net assets held for sale                                                           1,181,000         8,663,000
       Net assets of discontinued operations held for sale                                1,078,000        24,659,000
       Prepaid expenses and other                                                         1,446,000           917,000
       Tax refund receivable                                                              1,696,000                --
       Deferred taxes                                                                     2,453,000         1,900,000
                                                                                       ------------      ------------
           Total current assets                                                          18,930,000        50,072,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                       11,874,000        13,858,000
GOODWILL, NET                                                                             9,395,000        10,061,000
OTHER INTANGIBLE ASSETS, NET                                                              5,614,000         6,000,000
OTHER ASSETS                                                                                581,000         1,172,000
                                                                                       ------------      ------------
      TOTAL ASSETS                                                                     $ 46,394,000      $ 81,163,000
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                        $  3,350,000      $  4,562,000
       Accrued compensation and benefits                                                  1,085,000         1,064,000
       Accrued expenses                                                                   5,054,000         2,877,000
       Related party debt                                                                   400,000         1,000,000
       Current portion of long-term debt                                                 23,684,000        26,606,000
                                                                                       ------------      ------------
           Total current liabilities                                                     33,573,000        36,109,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                      5,520,000        22,362,000
COMMON STOCK PUT OPTION                                                                     600,000                --
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                             3,532,000         2,323,000
DEFERRED TAXES                                                                            2,766,000         1,937,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
      Convertible preferred stock Class A, 6% in 2001 and 5% in 2000 cumulative,
          $.01 par value: 10,000,000 shares authorized; 1,071,428 shares issued and outstanding
          (aggregate liquidation value 2001 - $15,750,000 and 2000  - $15,000,000)       15,000,000        15,000,000
      Common stock, $.01 par value; authorized 15,000,000 shares; issued
          5,874,345 shares in 2001 and 5,849,839 shares in 2000                              59,000            59,000
      Additional paid-in capital                                                         21,179,000        21,743,000
      Accumulated other comprehensive income                                                     --          (142,000)
      Accumulated deficit                                                               (35,436,000)      (17,829,000)
                                                                                       ------------      ------------
                                                                                            802,000        18,831,000
      Less treasury stock, at cost, 50,039 shares in 2001 and 2000                         (399,000)         (399,000)
                                                                                       ------------      ------------
          Total stockholders' equity                                                        403,000        18,432,000
                                                                                       ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 46,394,000      $ 81,163,000
                                                                                       ============      ============

      See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                  Additional    Accumulated
                                           Preferred     Common    Paid-in         Other      Accumulated   Treasury
                                              Stock       Stock    Capital     Comprehensive    Deficit       Stock       Total
                                                                                   Income

BALANCE, OCTOBER 25, 1998                  14,285,000    59,000   21,618,000                   (918,000)    (401,000)   34,643,000

Net income                                                                                    1,777,000                  1,777,000
Other comprehensive income:
     Cumulative translation adjustment                                            (3,000)                                   (3,000)
                                                                                                                        ----------
     Total comprehensive income                                                                                          1,774,000
Dividends                                                                                    (2,498,000)                (2,498,000)
Accretion on  convertible preferred stock     345,000                                          (345,000)                        --
Issuance of common stock                                              64,000                     (1,000)       2,000         5,000
                                           ---------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 1999                  14,630,000    59,000   21,682,000      (3,000)    (1,985,000)    (399,000)   33,984,000

Net loss                                                                                    (13,672,000)               (13,672,000)
Other comprehensive income:
     Cumulative translation adjustment                                          (139,000)                                 (139,000)
                                                                                                                        ----------
     Total comprehensive income (loss)                                                                                 (13,811,000)
Dividends                                                                                    (1,802,000)                (1,802,000)
Accretion on  convertible preferred stock     370,000                                          (370,000)                        --
Issuance of common stock                                              61,000                                                61,000
                                           ---------------------------------------------------------------------------------------

BALANCE, OCTOBER 29, 2000                  15,000,000    59,000   21,743,000    (142,000)   (17,829,000)    (399,000)   18,432,000

Net loss                                                                                    (16,291,000)               (16,291,000)
Other comprehensive income:
     Cumulative translation adjustment                                           142,000                                   142,000
                                                                                                                        ----------
     Total comprehensive income (loss)                                                                                 (16,149,000)
Dividends                                                                                    (1,316,000)                (1,316,000)
Exercise common stock put option                                    (600,000)                                             (600,000)
Issuance of common stock                                              36,000                                                36,000
                                           ---------------------------------------------------------------------------------------

BALANCE, OCTOBER 28, 2001                  $15,000,00  $ 59,000  $21,179,000     $    --   $(35,436,000)  $ (399,000)  $   403,000
                                           =======================================================================================


See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended
                                                                               -------------------------------------------------
                                                                                 October 28,      October 29,        October 31,
                                                                                    2001              2000              1999
OPERATING ACTIVITIES:
  Net income (loss)                                                            $(16,291,000)     $(13,672,000)     $  1,777,000
  (Income) loss from discontinued operations                                     12,113,000         8,890,000        (2,722,000)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
            Allowance for doubtful accounts                                         155,000           272,000            52,000
            Provision for deferred taxes                                           (238,000)       (1,338,000)           43,000
            Write-down of net assets held for sale                                1,100,000         2,800,000                --
            Change in net assets held for sale                                     (543,000)               --         3,177,000
            Interest rate swap contracts - market value adjustment                  699,000                --                --
            Loss on sale of assets                                                    4,000             1,000            10,000
            Depreciation                                                          2,798,000         3,700,000         3,687,000
            Amortization                                                          1,069,000         1,325,000         1,297,000
    Changes in assets and liabilities which provided (used) cash:
            Accounts receivable                                                   1,696,000         1,918,000        (2,198,000)
            Inventories                                                             715,000           182,000         2,729,000
            Prepaid expenses and other                                              116,000          (369,000)          158,000
            Accounts payable                                                     (1,212,000)         (874,000)          685,000
            Accrued expenses                                                       (672,000)         (860,000)          718,000
                                                                               ------------      ------------      ------------
            Net cash provided by continuing operations                            1,509,000         1,975,000         9,413,000
            Net cash provided by (used in) discontinued operati                  (5,678,000)        1,797,000         6,943,000
                                                                               ------------      ------------      ------------
            Net cash provided by (used in) operating activities                  (4,169,000)        3,772,000        16,356,000
                                                                               ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                       (757,000)       (1,195,000)       (3,789,000)
  Proceeds from the sale of businesses and assets                                 6,575,000                --         4,603,000
  Decrease in other assets                                                          729,000         1,929,000           520,000
                                                                               ------------      ------------      ------------
           Net cash provided by continuing operations                             6,547,000           734,000         1,334,000
           Net cash provided by (used in) discontinued operations                18,038,000        (2,599,000)       (2,695,000)
                                                                               ------------      ------------      ------------
           Net cash provided by (used in) investing activities                   24,585,000        (1,865,000)       (1,361,000)
                                                                               ------------      ------------      ------------

FINANCING ACTIVITIES:
  Borrowings from (payments on)  line of credit                                 (19,100,000)        2,950,000       (10,050,000)
  Proceeds from long-term debt                                                           --           580,000                --
  Payments on long-term debt                                                       (664,000)       (1,774,000)       (1,724,000)
  Payments on related party debt                                                   (600,000)         (815,000)       (1,028,000)
  Dividends paid                                                                   (142,000)       (2,152,000)       (2,006,000)
  Other                                                                              38,000           (86,000)           68,000
                                                                               ------------      ------------      ------------
           Net cash used in continuing operations                               (20,468,000)       (1,297,000)      (14,740,000)
           Net cash used in discontinued operations                                (239,000)         (280,000)         (285,000)
                                                                               ------------      ------------      ------------
           Net cash used in financing activities                                (20,707,000)       (1,577,000)      (15,025,000)
                                                                               ------------      ------------      ------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                                (291,000)          330,000           (30,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      491,000           161,000           191,000
                                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    200,000      $    491,000      $    161,000
                                                                               ============      ============      ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 28, 2001, OCTOBER 29, 2000, AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company has historically operated in four business segments: Motors, Coils, Agricultural Equipment, and Other.

      The Motors segment, the Company's only remaining business segment, includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products Ohio Corporation ("MP-Ohio"). The businesses in this segment manufacture fractional and integral horsepower motors. Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation, and non-automotive transportation. The Company sells its motors primarily throughout North America and also in Europe.

      The Coils segment included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"). Astro UK, which began operations in March 1999, was sold May 9, 2001. Astro Air and Snowmax were sold October 26, 2001.

      During the fourth quarter of 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactures all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer had previously been included in the Agricultural Equipment segment. The Company completed the sale of Sooner Trailer on January 24, 2001. The Agricultural Equipment segment also included, through the date of its sale, Parker Industries ("Parker"), which was sold in March 1999.

      For financial statement purposes, the assets, liabilities, results of operations and cash flows of Sooner Trailer and the Coils segment have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations. The net assets of Sooner Trailer and the Coils segment have been included in "Net Assets of Discontinued Operations Held for Sale" in the consolidated balance sheets.

      The Company's Other segment included Dura-Bond Bearing Company ("Dura-Bond"), and Cramer Company (formerly known as M.H. Rhodes, Inc., and hereinafter referred to as "Cramer"). Dura-Bond, which manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market, was sold November 2, 2000. Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000, and in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company disposed of substantially all of the remaining Cramer assets in a separate transaction completed on September 23, 2001. The net assets of Dura-Bond and Cramer have been included in "Net Assets Held for Sale" in the consolidated balance sheets.

2.    LIQUIDITY AND FINANCING

      The Company has experienced a significant down-turn in its operating results over the past two years and at the end of fiscal 2000, was not in compliance with covenants under its revolving credit facility. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. As further disclosed under Note 11 "Long-term Debt", the amendment to the revolving credit facility, which has been further amended since February 2001, modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001 and added a covenant requiring the maintenance of minimum operating profit. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales and an increase in the interest rate charged.

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, working capital deficiency, default under the terms of its revolving credit agreement and inability to comply with debt covenants raise substantial doubt about the Company's ability to continue as a going concern.

      Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company, including the implementation of cost and personnel reductions at the corporate office and reductions in fixed costs of the remaining operating units, commensurate with reductions in sales volume. In October 2001, the Company's corporate personnel was reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond and Sooner Trailer, the sale of substantially all of the assets of Cramer and substantially all of the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the Company's former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. In addition, management intends to further reduce corporate office costs through the merger of the corporate office function into the Company's largest subsidiary, resulting in an expected savings of approximately $3.5 million over fiscal 2001. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal year 1999 consisted of 53 weeks, while fiscal years 2001 and 2000 consisted of 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly-liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 28, 2001 and October 29, 2000, cost for 28% and 30%, respectively, of the inventories was determined on the last-in, first-out (LIFO) basis, and the remainder on the first-in, first-out (FIFO) basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventory would have been approximately $746,000 and $790,000 higher than reported at October 28, 2001 and October 29, 2000, respectively. Additionally, income from operations would have decreased by approximately $44,000, $13,000 and $17,000 in 2001, 2000 and 1999, respectively. These amounts reflect the combined effects, in each year, of changes in inventory quantities and unit costs.

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

      Intangible Assets - Intangibles are amortized on a straight-line basis over their estimated useful lives as follows:

         Customer lists                                    20 years
         Goodwill                                          20-25 years

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

      Revenue Recognition - Revenue is recognized at the time the product is shipped and title of ownership has passed. An allowance for doubtful accounts of $388,000 and $233,000 has been recorded as of October 28, 2001 and October 29, 2000, respectively.

      Income Taxes - Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

      Reclassifications - Certain reclassifications were made to the 2000 and 1999 consolidated financial statements to conform to 2001 classifications.

      Earnings (loss) per Share - Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, and by the dilutive effect of the put option on common stock, computed using the reverse-treasury stock method.

      The following table summarizes those securities that could potentially dilute income (loss) for common shareholders per common share in the future that were not included in determining net income (loss) available for common shareholders per common share as the effect was antidilutive:

                                                             2001              2000              1999
      Potential common shares resulting from:
          Stock options and put option on common stock      835,000           955,000           860,000
          Convertible preferred stock                     1,071,000         1,071,000         1,071,000
                                                         ----------        ----------        ----------

                                                          1,906,000         2,026,000         1,931,000
                                                         ==========        ==========         =========

      Comprehensive Income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:

                                                               2001              2000            1999
      Net income (loss)                                   $ (16,291,000)    $ (13,672,000)   $ 1,777,000
      Foreign currency translation                              142,000          (139,000)        (3,000)
                                                          -------------     -------------    -----------

      Total comprehensive income (loss)                   $ (16,149,000)    $ (13,811,000)   $ 1,774,000
                                                          =============     =============    ===========

      Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), which addressed a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated other comprehensive income will be reclassified into net income when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

      The Company was required to adopt the provisions of SFAS No. 133 effective October 30, 2000. The Company's derivative instruments outstanding, variable-to-fixed interest rate swaps, do not qualify for hedge accounting under SFAS No. 133. The adoption of SFAS No. 133 required the Company to mark its interest rate swaps to market. The result was to record a net liability of $101,000 with an offsetting charge to cumulative effect of accounting change. This amount, net of tax of $34,000, is reflected in the consolidated statement of operations as "Cumulative effect of accounting change".

      In that the Company's derivative instruments outstanding do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting these statements on its consolidated financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting the statement on its consolidated financial position or results of operations.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 2001, 2000 and 1999 were $3,594,000, $4,826,000, and $5,311,000, respectively. Cash paid for income taxes was $226,000, $1,952,000, and $1,503,000 for 2001, 2000 and 1999,
      respectively. Dividends payable were $1,316,000, $142,000 and $492,000 at October 28, 2001, October 29, 2000 and October 31, 1999, respectively.

5.    DISPOSITIONS OF BUSINESSES

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

      The non-interest bearing note had been discounted to $3,000,000 and was payable in monthly installments as to the extent the accounts receivable, acquired by Top Air pursuant to the sale agreement, were collected. At October 29, 2000, $620,000 was outstanding on the note. In November 2000, Top Air filed a Chapter 7 voluntary liquidation in bankruptcy court. As a result, the Company reserved the full balance of the note during fiscal 2000.

      Sales attributable to Parker were $1,004,000 for 1999 and loss from operations, before the allocation of corporate expenses, from Parker was $607,000.

      Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4,600,000, plus the assumption of debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. Net sales attributable to Dura-Bond were $8,184,000 and $8,501,000 for 2000 and 1999, respectively. Income from operations before the allocation of corporate expenses and the charge to adjust the carrying value of the assets from Dura-Bond was $1,539,000 and $1,272,000 for 2000 and 1999, respectively.

      Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale, the name of the Company was changed from M.H. Rhodes, Inc. to Cramer Company. In connection with the sale of the timer and switch line and the anticipated sale of the remanding assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Cramer's assets to their estimated fair value, based upon an estimated sales price of the assets. On September 23, 2001, the Company sold substantially all of the remaining assets of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with such sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1,100,000, recorded in the third fiscal quarter of 2001.

      At October 28, 2001, Net Assets Held for Sale of $1,181,000 represent the carrying value of the Cramer building, the only remaining Cramer asset. At October 29, 2000, Net Assets Held for Sale consisted of the following:

                                            Dura-Bond             Cramer               Total

Current assets                            $ 3,585,000          $ 3,986,000         $ 7,571,000
Current liabilities                          (333,000)          (1,090,000)         (1,423,000)
                                          -----------          -----------         -----------

Net current assets                          3,252,000            2,896,000           6,148,000
Net fixed assets                            4,153,000            1,770,000           5,923,000
Other non-current assets                    2,414,000               35,000           2,449,000
Non-current liabilities                    (5,013,000)            (844,000)         (5,857,000)
                                          -----------          -----------          ----------

Total net assets held for sale            $ 4,806,000          $ 3,857,000         $ 8,663,000
                                          ===========          ===========         ===========

6.    DISCONTINUED OPERATIONS

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

      Coils Segment - On October 26, 2001, the Company completed the sale of the assets of its Coils segment, which included Astro Air and Snowmax (together, the "Coils Subsidiaries"). The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale were $5,600,000 of cash and the assumption of approximately $3,700,000 of liabilities. The Company recorded a pretax charge of $9,340,000 related to this sale in the fourth quarter of 2001.

      On May 9, 2001, the company completed the sale of substantially all of the assets of Astro Air UK to ACR Heat Transfer, Ltd., of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale.

      Revenues from discontinued operations were $35,608,000, $85,128,000 and $85,906,000 for 2001, 2000 and 1999, respectively.

      For financial reporting purposes, the assets and liabilities attributable to Sooner and the Coils segment have been classified in the consolidated balance sheets as Net Assets of Discontinued Operations Held for Sale. At October 28, 2001, Net Assets of Discontinued Operations Held for Sale were $1,078,000 and represent the carrying value of the Snowmax building, the only remaining Coil segment asset.

      At October 29, 2000, Net Assets of Discontinued Operations Held for Sale consist of the following:

                                                             2000

              Current assets                               $ 17,695,000
              Current liabilities                            (9,395,000)
                                                           ------------

              Net current assets                              8,300,000
              Net fixed assets                               12,166,000
              Other non-current assets                        4,897,000
              Non-current liabilities                          (704,000)
                                                           ------------

              Total net assets held for sale               $ 24,659,000
                                                           ============

      The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the dispositions of Sooner Trailer, the Coils Segment, Cramer and Dura-Bond (see Note 5) had occurred at the beginning of fiscal year 2000 after giving effect to certain adjustments, including the reduction of interest expense as a result of the utilization of the net proceeds of the sales to reduce the Company's revolving credit facility. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 2000.



                                                    2001               2000

      Net sales                                  $51,356,000        $57,696,000
      Income (loss) from operations                 (436,000)           400,000
      Net loss                                    (2,635,000)        (2,118,000)
      Net loss available for common shareholders  (3,951,000)        (3,239,000)
      Basic loss per common share                $     (0.67)       $     (0.55)

7.    INVENTORIES


                                                    2001               2000

      Raw materials and purchased parts          $ 1,858,000        $ 2,606,000
      Work in process                              1,662,000          1,721,000
      Finished goods                               1,295,000          1,203,000
                                                 -----------        -----------

      Total                                      $ 4,815,000        $ 5,530,000
                                                 ===========        ===========

8.    PROPERTY, PLANT AND EQUIPMENT

                                                     2001               2000

      Land and improvements                      $   218,000        $   214,000
      Buildings and improvements                   4,543,000          4,526,000
      Machinery and equipment                     24,595,000         24,042,000
      Construction in progress                     1,198,000          1,055,000
                                                 -----------        -----------

      Total                                       30,554,000         29,837,000
      Accumulated depreciation                    18,680,000         15,979,000
                                                 -----------        -----------

      Property, plant and equipment, net         $11,874,000        $13,858,000
                                                 ===========        ===========

      Depreciation expense from continuing operations was approximately $2,798,000, $3,700,000 and $3,687,000 for 2001, 2000 and 1999,
      respectively.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS


                                                    2001               2000
      Goodwill:
      Goodwill                                  $ 13,380,000       $ 13,380,000
      Accumulated amortization                     3,985,000          3,319,000
                                                ------------       ------------

      Goodwill, net                             $  9,395,000       $ 10,061,000
                                                ============       ============

      Other Intangible Assets:
      Customer lists                            $  8,000,000       $  8,000,000
      Other                                          128,000            114,000
                                                ------------       ------------

      Total                                        8,128,000          8,114,000
      Accumulated amortization                     2,514,000          2,114,000
                                                ------------       ------------

      Other intangible assets, net              $  5,614,000       $  6,000,000
                                                ============       ============

      Amortization expense from continuing operations related to goodwill and other intangible assets was approximately $1,069,000, $1,325,000 and $1,297,000 for 2001, 2000 and 1999, respectively.

10.   RELATED PARTY DEBT

      Related party debt consists of a promissory note to a preferred shareholder, payable on demand but no later than October 2005, with an outstanding balance of $400,000 and $1,000,000 as of October 28, 2001 and October 29, 2000, respectively. Interest on the note is paid quarterly at 8%. Subsequent to the balance sheet date, the remaining outstanding balance was paid in full.

11.   LONG-TERM DEBT

                                                                                  2001              2000
      Revolving credit agreement                                             $ 22,000,000      $ 41,100,000

      Termloans, payable in monthly installments through 2007
          at variable rates from 5% to 8.5%, collateralized by
          certain real property                                                   734,000           748,000

      Industrial revenue bonds, payable in varying installments
          through 2018 at rates from 4.25% to 7.5%, collateralized
          by certain real property, building and equipment                      4,974,000         5,327,000

      Subordinated promissory notes, payable in varying installments
          through 2005 at rates from 7.6% to 9%                                 1,496,000         1,775,000

      Other long-term debt                                                             --            18,000
                                                                             ------------      ------------
                 Total long-term debt                                          29,204,000        48,968,000

      Less current portion                                                     23,684,000        26,606,000
                                                                             ------------      ------------

      Long-term debt, net of current portion                                 $  5,520,000      $ 22,362,000
                                                                             ============      ============

      On January 22, 1999, the Company entered into a new revolving credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the revolving credit facility, which has been further amended since February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. Borrowings under the facility that are In-Formula (as defined) are charged interest at the Prime Rate plus 1.5% (7.0% at October 28, 2001). Borrowings under the facility that are Out of Formula (as defined) are charged interest at the Prime Rate plus 2.0% (7.5% at October 28, 2001). Borrowings and letters of credit are limited to a Borrowing Base, consisting of eligible accounts receivable and inventory. Borrowings that equal an amount up to and including the Borrowing Base, will be defined as In-Formula borrowings. Total borrowings less In-Formula borrowings, are defined as Out of Formula borrowings. The amendment required additional collateral, effectively all of the assets of the Company, and reporting requirements, as well as, the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2,046,000 at October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA .

      At October 28, 2001, $22,000,000 was outstanding under the Company's revolving credit facility and $1,858,000 was available for additional borrowing. Of the amount outstanding at October 28, 2001, In-Formula borrowings were $10,672,000 and Out-of-Formula borrowings were $11,328,000. The average amount outstanding in 2001 was $31,614,000 and the weighted average interest rate was 9.2%.

      Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

      Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (2.46% at October 28, 2001) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $4,850,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (2.09% at October 28, 2001). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the Consolidated Statement of Operations as a component of interest expense. The fair market value of the swap agreement liability was $699,000 at October 28, 2001, resulting in a charge to interest expense of $598,000 and cumulative effect of accounting change of $67,000, net of tax of $34,000.

      The aggregate amount of required payments on long-term debt is as follows:

      Year ending October:
        2002                                       $ 23,684,000
        2003                                            673,000
        2004                                            864,000
        2005                                            759,000
        2006                                            693,000
        Thereafter                                    2,531,000
                                                   ------------

      Total                                        $ 29,204,000
                                                   ============
12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $19,850,000 and were in a liability position of $699,000 at October 28, 2001.

13.   PENSION AND POSTRETIREMENT PLANS

      Pension Plans - The Company sponsors a defined contribution 401(k) plan covering substantially all of its employees, except for Motor Products' hourly union employees, who are covered under the defined benefit pension plan described below. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. Pension expense related to this plan was $895,000, $1,314,000 and $1,233,000 for 2001, 2000 and 1999, respectively.

      Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

      In accordance with SFAS No. 132, Employers Disclosures About Pensions and Other Post-Retirement Benefits, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets.

                                                                             2001                  2000
      Change in projected pension benefit obligation:
      Projected pension benefit obligation at beginning of year           $ 3,230,000           $ 3,091,000
      Service cost                                                             75,000                84,000
      Interest cost                                                           222,000               223,000
      Actuarial gain                                                          248,000               (15,000)
      Benefits paid                                                          (162,000)             (153,000)
                                                                          -----------           -----------

      Projected pension benefit obligation at end of year                 $ 3,613,000           $ 3,230,000
                                                                          ===========           ===========

      Change in plan assets:
      Fair value of plan assets at beginning of year                      $ 4,226,000           $ 4,081,000
      Actual return on plan assets                                           (695,000)              327,000
      Employee contributions                                                   13,000                15,000
      Benefits and expenses paid                                             (207,000)             (197,000)
                                                                          -----------           -----------

      Projected pension benefit obligation at end of year                 $ 3,337,000           $ 4,226,000
                                                                          ===========           ===========

      Excess of fair value of plan assets over benefit obligation         $  (276,000)          $   996,000
      Unrecognized initial net credit                                        (165,000)             (206,000)
      Unrecognized prior service cost                                         149,000               209,000
      Unrecognized net (gain) loss                                            857,000              (553,000)
                                                                          -----------           -----------

      Prepaid pension asset                                               $   565,000           $   446,000
                                                                          ===========           ===========

      The accumulated benefit obligation was $3,082,000 as of October 28, 2001, $2,763,000 as of October 29, 2000, and $2,660,000 as of October 31, 1999.

      Components of net pension expense (credit) included in the consolidated statements of operations for 2001, 2000 and 1999 are as follows:

                                                                 2001             2000             1999
      Service cost                                            $  75,000         $ 84,000        $ 106,000
      Interest cost on projected benefit obligation             222,000          223,000          204,000
      Expected return on assets                                (415,000)        (320,000)        (283,000)
      Unrecognized net gain                                     (19,000)          (5,000)              --
      Amortization of unrecognized net credit                   (41,000)         (41,000)         (41,000)
      Amortization of prior service cost                         19,000           19,000           19,000
                                                              ---------         --------        ---------

      Net pension expense (credit)                            $(159,000)        $(40,000)       $   5,000
                                                              =========         ========        =========

      Additional disclosures and assumptions:

                                                                2001             2000             1999
      Discount rate                                               6.50%            7.50%            7.25%
      Expected long-term rate of return                           10.0              8.0              8.0
      Salary increases                                             5.0              5.0              5.0

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

      The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets:

                                                                                  2001              2000
      Change in accumulated postretirement benefit obligation:
      Accumulated postretirement benefit obligation, beginning of year      $ 2,024,000       $ 1,873,000
      Service cost                                                              126,000           107,000
      Interest cost                                                             163,000           124,000
      Curtailment income                                                       (353,000)               --
      Amendments                                                                     --             6,000
      Actuarial (gain) loss                                                     678,000           (33,000)
      Benefits paid                                                             (54,000)          (53,000)
                                                                            -----------       -----------

      Accumulated postretirement benefit obligation, end of year            $ 2,584,000       $ 2,024,000
                                                                            ===========       ===========

                                                                                             2001            2000
      Accumulated postretirement benefit obligation in excess of plan assets              $2,584,000      $2,024,000
      Unrecognized net gain (loss) from past experience different
        from that assumed and from changes in assumptions                                   (240,000)          4,000
      Prior service cost not yet recognized in net periodic
        postretirement benefit cost                                                          192,000         291,000
                                                                                          ----------      ----------

      Accrued postretirement benefit cost                                                 $2,536,000      $2,319,000
                                                                                          ==========      ==========

      Net periodic postretirement benefit cost included the following components:

                                                                        2001             2000             1999

      Service cost                                                   $ 126,000        $ 107,000        $ 128,000
      Interest cost                                                    163,000          124,000          118,000
      Amortization of prior service cost                               (18,000)         (18,000)         (14,000)
                                                                     ---------        ---------        ---------
      Total                                                          $ 271,000        $ 213,000        $ 232,000
                                                                     =========        =========        =========

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.5% for 2012, and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 28, 2001 by $551,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $78,000. Decreasing the assumed healthcare postretirement benefit obligation as of October 28, 2001 by 1% decreases the accumulated postretirement benefit obligation by $418,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the year then ended by $57,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% as of October 28, 2001, 7.5% as of October 29, 2000 and 7.25% as of October 31, 1999.

      Postretirement Plan - Cramer - Cramer provides postretirement income, medical benefits and life insurance benefits to certain former employees who retired from M.H. Rhodes, Inc. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis. The Company recognizes the expected cost of providing such postretirement benefits during employees' active service periods.

      The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets:

                                                                                2001        2000
      Change in accumulated postretirement benefit obligation:
      Accumulated postretirement benefit obligation, beginning of year       $ 701,000    $ 751,000
      Interest cost                                                             53,000       54,000
      Actuarial gain                                                             3,000      (40,000)
      Amendment to the plan                                                   (397,000)          --
      Benefits paid                                                            (64,000)     (64,000)
                                                                             ---------    ---------
      Accumulated postretirement benefit obligation, end of year             $ 296,000    $ 701,000
                                                                             =========    =========

      Net periodic post retirement benefit cost consists of interest cost of $53,000 for 2001, $54,000 for 2000 and $49,000 for 1999. In connection with the sale of Cramer's timer and switch line, $397,000 of accrued post retirement obligation was assumed by the buyer and is reflected in the above analysis as amendment to the plan. The effects of assumed changes in the healthcare cost trend by 1% are not material.

                                                                                      2001        2000
      Accumulated postretirement benefit obligation in excess of plan assets       $ 293,000    $ 701,000

      Unrecognized net gain (loss) from past experience different
        from that assumed and from changes in assumptions                              3,000       24,000
                                                                                   ---------    ---------

      Accrued postretirement benefit cost                                          $ 296,000    $ 725,000
                                                                                   =========    =========

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5%, 7.5% and 7.25% for 2001, 2000 and 1999, respectively, and the medical inflation rate was 6.5% for 2001 and 5.5% for 2000 and 1999.

14.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and certain production facilities and equipment under operating leases. Operating lease expense was approximately $623,000, $880,000 and $811,000 for 2001, 2000 and 1999,
      respectively, net of sublease rentals and reimbursements of utilities of $119,000, $50,000 and $63,000 for 2001, 2000 and 1999, respectively. The lease on the corporate headquarters office space expires in September 2006 with a base rent of approximately $305,000. Future minimum rental payments under non-cancelable operating leases are as follows:

      2002                                          $   264,000
      2003                                              210,000
      2004                                              198,000
      2005                                              186,000
      2006                                              186,000
      Thereafter                                             --
                                                    -----------
                                                    $ 1,044,000
                                                    ===========

      The above minimum lease payments are net of anticipated sublease income of $119,000 in each of the years 2001 through 2006. At October 28, 2001, outstanding letters of credit totaled approximately $7,374,000 and primarily guarantee industrial revenue bonds.

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

15.   MAJOR CUSTOMERS

      A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 15%, 12%, and 9% of total sales from continuing operations for 2001, 2000 and 1999, respectively.

16.   INCOME TAX EXPENSE

      The income tax provision consists of the following:

                                          2001                  2000                 1999
      Current:
           Federal                    $ (1,861,000)        $    151,000            $ (885,000)
           State                           131,000              219,000               184,000
      Deferred - Federal                  (257,000)          (1,395,000)               77,000
      Deferred - State                      19,000              (57,000)              (34,000)
                                      ------------         ------------            ----------

      Income tax benefit              $ (1,968,000)        $ (1,082,000)           $ (658,000)
                                      ============         ============            ==========

      A reconciliation of the income tax provision as presented in the consolidated statements of operations is as follows:

                                                                       2001                  2000              1999
      Income tax benefit from continuing operations                $ (1,968,000)        $ (1,082,000)      $  (658,000)
      Income tax expense from discontinued operations                   514,000              522,000         1,868,000
                                                                   ------------         ------------       -----------
      Total income tax expense (benefit)                           $ (1,454,000)        $   (560,000)      $ 1,210,000
                                                                   ============         ============       ===========

      The reconciliation of the statutory federal income tax rate and the effective rate, for continuing operations, is as follows:

                                                                   2001          2000          1999
      Federal income tax provision at statutory rate              (34.0)%       (34.0)%       (34.0)%
      State income taxes, net of federal income tax benefit         1.7           1.8           6.2
      Amortization of excess cost of net assets acquired            6.1           5.3          18.9
      Effect of disposition of businesses                          (0.6)          7.5         (33.4)
      Other                                                        (5.6)          0.8           1.2
                                                                  -----         -----         -----
      Effective tax rate, continuing operations                   (32.4)%       (18.6)%       (41.1)%
                                                                  =====         =====         =====

      The difference between the statutory federal rate and the reported amount of income tax expense attributable to continuing operations is primarily due to non-deductible goodwill and the valuation allowance.

      The components of the Company's net deferred tax assets and liabilities are as follows:

                                                             2001              2000
      Deferred tax asset:
       Accruals and reserves                            $  2,432,000      $  4,540,000
       Tax credits and loss carryforwards                  7,644,000         3,143,000
       Other                                                  21,000           148,000
                                                        ------------      ------------

               Total gross deferred tax assets            10,097,000         7,831,000

      Valuation allowance                                 (7,246,000)       (3,524,000)
                                                        ------------      ------------

               Net deferred tax assets                  $  2,851,000      $  4,307,000
                                                        ============      ============
      Deferred tax liability:
       Intangibles                                      $  2,128,000      $  1,781,000
       Pension                                               197,000           150,000
       Property, plant and equipment                         839,000         2,413,000
                                                        ------------      ------------

               Total gross deferred tax liabilities     $  3,164,000      $  4,344,000
                                                        ------------      ------------

      Net deferred tax liability                        $   (313,000)     $    (37,000)
                                                        ============      ============

      These amounts are included in the accompanying consolidated financial statements as follows:

                                                             2001               2000

      Current deferred tax assets                       $  2,453,000      $  1,900,000
      Non-current deferred tax liabilities                (2,766,000)       (1,937,000)
                                                        ------------      ------------

      Net deferred tax liability                        $   (313,000)     $    (37,000)
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

      The Company has approximately $14,584,000 of net operating loss carry forwards as of October 28, 2001 for federal income tax reporting purposes and which expire between 2003 and 2021. A portion of these net operating losses are subject to annual utilization limitations under Section 382 of the Internal Revenue Code.

17.   COMMON STOCK PUT OPTION

      During 2001, a shareholder exercised an option to put 75,000 shares of common stock to the Company for $8 per share. However, under the terms of the Company's revolving credit facility, the Company is precluded from any stock redemptions or entering into any debt agreements. The Company is currently negotiating the resolution of the redemption request and expects to enter into a $600,000 long-term subordinated note arrangement with the holder of such stock.

18.   CONVERTIBLE PREFERRED STOCK

      In connection with the acquisition of Stature in October 1995, the Company issued 1,071,428 of its 10,000,000 authorized preferred shares of Class A convertible preferred stock with a stated value of $14.00 per share. Such preferred stock was convertible into the Company's common stock on a one-for-one basis, at the holders' option, through October 2000, at which time, the Company had the right, but was not obligated, to redeem the preferred stock for cash at its stated value of $14.00 per share. Neither the option to convert the preferred stock into the Company's common stock, nor the Company's right to redeem the preferred stock, has been exercised. The Company's option to redeem the preferred stock continues after October 2000, with the redemption price increasing annually until it reaches $21.00 in 2009 for a maximum liquidation amount of $22,500,000. The Company has accreted the value of its preferred stock to its stated value of $14.00 per share over the period ending in October 2000, when the conversion feature of the stock expired, using the effective interest method at a rate of 7.6%.

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. Since the preferred stock was not converted by October 2000, the increasing rate dividend is accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method, at a rate of 8.7%. Dividends accrued but not paid on the preferred stock were $1,316,000 for 2001. Dividends paid on the preferred stock were $750,000 for 2000 and 1999.

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

19.   STOCK-BASED COMPENSATION PLANS

      In 1998, the Company adopted a long-term incentive plan (the "Incentive Plan") which permits the granting of Stock Options, Stock Appreciation Rights, Restricted Stock, Long-Term Performance Awards, Performance Shares and Performance Units. Officers, other employees and directors of the Company are eligible to receive awards under the Incentive Plan. The maximum number of shares of Common Stock of the Company that may be made the subject of awards granted under the Incentive Plan is 500,000. Stock options granted under the Incentive Plan generally vest over five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair value at the date of grant.

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

      The following schedule summarizes stock option activity and status:

                                                                            Year Ended
                                         --------------------------------------------------------------------------------
                                            October 28, 2001             October 29, 2000               October 31, 1999
                                                        Weighted                    Weighted                      Weighted
                                                        Average                      Average                       Average
                                                        Exercise                    Exercise                      Exercise
                                          Options         Price           Options     Price         Options         Price
      Outstanding,
           beginning of year              880,000         $ 5.84          785,000      $ 7.58         587,000      $ 8.57
        Granted                            75,000           1.03          259,000        2.23         204,000        4.70
        Cancelled                        (195,000)          6.64         (164,000)       8.44          (6,000)       6.13
                                         --------                        --------                     -------

      Outstanding, end of year            760,000         $ 5.16          880,000      $ 5.84         785,000      $ 7.58
                                         ========                        ========                     =======

      Exercisable, end of year            398,000         $ 7.13          324,000      $ 8.31         270,000      $ 9.50
                                         ========                        ========                     =======

      The following table summarizes information about stock options outstanding at October 28, 2001:

                                                         Options Outstanding                   Options Exercisable
                                               ---------------------------------------      ---------------------------
                                                               Weighted
                                                               Average
                                                               Remaining      Weighted                        Weighted
                                                              Contractual      Average                        Average
                                                                 Life         Exercise                        Exercise
      Range of Exercise Prices                  Options        in Years         Price           Options        Price
      $1.00 - $1.13                              75,000            9.57        $ 1.03             --           $   --

      $1.44                                     140,000            8.97        $ 1.44           28,000         $ 1.44

      $3.16                                      71,000            8.13        $ 3.16           28,000         $ 3.16

      $4.16 - $5.75                             148,000            7.37        $ 4.76           58,000         $ 4.76

      $5.88 - $8.00                             220,000            5.83        $ 7.30          166,000         $ 7.15

      $8.88 - $11.38                             58,000            4.08        $ 9.22           60,000         $ 9.28

      $12.00                                     48,000            2.99        $12.00           58,000         $12.00
                                               --------                                       --------

                                                760,000            6.98        $ 5.16          398,000         $ 7.13
                                               ========                                       ========

      The Company accounts for the 1994 Plan and stock options granted under the Incentive Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1994 Plan and the Incentive Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $138,000 and $0.02 per share, respectively for 2001, $274,000 and $0.05 per share, respectively for 2000 and $219,000 and $0.04 per share, respectively for 1999. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during 2001, 2000 and 1999 was $48,000, $246,000 and $277,000, respectively. The fair value of the options granted were estimated on the date of grant using the Binomial option-pricing model with the following assumptions for grants in 2001, 2000 and 1999: risk-free interest rate of 4.51%, 5.02% and 6.3%, respectively, expected volatility of 59%, 40%, and 35%, respectively, dividend yield of 0.0%, 0.0% and 5.1%, respectively, and an expected life of five years in 2001, 2000 and 1999.

20.   SEGMENT INFORMATION

      As of October 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized based upon the products and services it offers. Under this organizational structure, the Company has historically operated in four business segments: Motors, Coils, Agricultural Equipment, and Other.

      The Motors segment, the Company's only remaining business segment, manufactures fractional and integral horsepower motors. Significant markets for the Company's motors include commercial products and equipment, healthcare, recreation and non-automotive transportation.

      The Coils segment manufactured heat exchange coils primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment were sold during 2001. Accordingly, the Company has reported the results of this segment as discontinued operations for all periods presented in the consolidated statements of operations. The net assets of the Coils segment are included as Assets of Discontinued Operations for purposes of disclosure of identifiable assets.

      During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer, which manufactures all-aluminum trailers, primarily horse and livestock trailers. The Company completed the sale of Sooner Trailer on January 24, 2001. Sooner Trailer had previously been included in the Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). The Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations. The net assets of Sooner Trailer are included as Assets of Discontinued Operations for purposes of disclosure of identifiable assets. The Agricultural Equipment segment also included Parker through March 1999, the date of its sale.

      The Company's Other segment included Dura-Bond and Cramer. Dura-Bond, which was sold November 2, 2000, manufactures replacement camshaft bearings, valve seats and shims for the automotive after-market. Cramer manufactures timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000 and, in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company disposed of substantially all of the remaining Cramer assets in a separate transaction completed on September 23, 2001.

      The Company derives substantially all of its revenues from within the United States. Company assets located outside of the United States are not considered material. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The following table reflects, from continuing operations, net sales, income (loss) from operations, capital additions, and depreciation and amortization expense for the fiscal years ended October 2001, 2000 and 1999 and identifiable assets as of October 2001, 2000 and 1999 for each segment:

                                                                    2001                2000               1999
      Identifiable assets:
      Motors                                                     $ 38,506,000       $ 44,483,000        $ 49,115,000
      Agricultural equipment                                               --                 --           1,773,000
      Other                                                         1,181,000          9,137,000          20,370,000
      Assets of discontinued operations                             1,078,000         24,659,000          32,311,000
      Corporate                                                     5,629,000          2,884,000           1,776,000
                                                                 ------------       ------------        ------------

                 Total identifiable assets                       $ 46,394,000       $ 81,163,000        $105,345,000
                                                                 ============       ============        ============
      Net sales:
      Motors                                                     $ 51,356,000       $ 57,696,000        $ 63,941,000
      Agricultural Equipment                                               --                 --           1,003,000
      Other                                                         2,970,000         17,508,000          19,270,000
                                                                 ------------       ------------        ------------

                 Total net sales                                 $ 54,326,000       $ 75,204,000        $ 84,214,000
                                                                 ============       ============        ============
      Income (loss) from operations:
      Motors                                                     $  4,669,000       $  4,978,000        $  7,801,000
      Agricultural Equipment                                               --                 --            (607,000)
      Other (1)                                                    (1,417,000)          (666,000)          1,409,000
      Corporate (2)                                                (5,106,000)        (4,577,000)         (5,703,000)
                                                                 ------------       ------------        ------------

                 Total income (loss) from operations             $ (1,854,000)      $   (265,000)       $  2,900,000
                                                                 ============       ============        ============
      Capital Additions:
      Motors                                                     $    695,000       $    810,000        $  3,232,000
      Agricultural Equipment                                               --                 --               4,000
      Other                                                                --            245,000             477,000
      Corporate                                                        62,000            140,000              76,000
                                                                 ------------       ------------        ------------

                 Total capital additions                         $    757,000       $  1,195,000        $  3,789,000
                                                                 ============       ============        ============
      Depreciation and amortization expense:
      Motors                                                     $  3,711,000       $  3,543,000        $  3,420,000
      Other                                                                --          1,141,000           1,131,000
      Corporate                                                       156,000            341,000             433,000
                                                                 ------------       ------------        ------------

                 Total depreciation and amortization expense     $  3,867,000       $  5,025,000        $  4,984,000
                                                                 ============       ============        ============

      (1) Includes write-down of net assets held for sale of $1,100,000 in 2001 and $2,800,000 in 2000.

      (2) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, and other administrative expenses.

21.   QUARTERLY INFORMATION (UNAUDITED)

                                                               First              Second              Third          Fourth
                                                              Quarter             Quarter            Quarter         Quarter
                                                              -------             -------            -------         -------
      Year Ended October 28, 2001
      --------------------------------------------------
      Net sales                                            $ 14,123,000        $ 14,438,000       $ 13,813,000    $ 11,952,000

      Gross profit                                            2,577,000           2,951,000          3,064,000       1,837,000

      Loss from continuing operations                        (1,131,000)           (159,000)        (1,106,000)     (1,715,000)

      Income (loss) from discontinued operations               (690,000)           (672,000)           141,000     (10,892,000)

      Net loss                                               (1,888,000)           (831,000)          (965,000)    (12,607,000)

      Net loss available for common shareholders             (2,214,000)         (1,159,000)        (1,295,000)    (12,939,000)

      Basic and diluted earnings (loss) per common share:
           Continuing operations                                  (0.25)              (0.08)             (0.24)          (0.35)
           Discontinued operations                                (0.12)              (0.11)              0.02           (1.85)

      Year Ended October 29, 2000:
      --------------------------------------------------
      Net sales                                            $ 18,231,000        $ 19,742,000       $ 19,135,000    $ 18,096,000

      Gross profit                                            3,833,000           4,126,000          4,685,000       3,131,000

      Income (loss) from continuing operations                 (589,000)           (136,000)           253,000      (4,310,000)

      Income (loss) from discontinued operations                317,000             699,000            (57,000)     (9,849,000)

      Net income (loss)                                        (272,000)            563,000            196,000     (14,159,000)

      Net income (loss) available
        for common shareholders                                (550,000)            284,000            (85,000)    (14,442,000)

      Basic and diluted earnings (loss) per common share:
           Continuing operations                                  (0.15)              (0.07)                --           (0.79)
           Discontinued operations                                 0.05                0.12              (0.01)          (1.68)

      The above information has been restated to reflect the results of Sooner Trailer and the Coils segment as discontinued operations.

      Loss from continuing operations for the third quarter of 2001 included $1,100,000 for the write-down of assets held for sale. For the fourth quarter of 2001, loss from continuing operations included $650,000 for severance costs incurred and expensed in the quarter.

      Income (loss) from discontinued operations for the fourth quarter of 2001 included $9,340,000 for the write-down of assets held for sale.

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

                                     ******

                                                                    Schedule II

                               Owosso Corporation
                 Valuation and Qualifying Accounts and Reserves
                   For the three years ended October 28, 2001

-----------------------------------------------------------------------------------------------------------------------


                                                      Balance at        Charged to          Charged                    Balance at
                                                       Beginning        Costs and          to Other       Deductions      End of
                                                       of Period         Expenses         Accounts (a)        (b)         Period
                                                       ----------       ---------        ------------     -----------   ---------
For the year ended October 28, 2001
    Allowances on:
          Accounts receivable                          $ 233,000         $ 155,000        $       --      $      --     $ 388,000
          Inventory                                    1,162,000            62,000                --       (298,000)      926,000

For the year ended October 29, 2000
    Allowances on:
          Accounts receivable                          $ 164,000         $ 272,000        $ (127,000)     $ (76,000)    $ 233,000
          Inventory                                      974,000           815,000          (352,000)      (275,000)    1,162,000

For the year ended October 31, 1999
    Allowances on:
          Accounts receivable                          $ 230,000         $  52,000        $  (26,000)     $ (92,000)    $ 164,000
          Inventory                                      885,000           632,000                --       (543,000)      974,000
    Accrued restructuring costs                          125,000                --                --       (125,000)           --

--------------------------------------------------------
(a)  Reflects reclassification to Net Assets Held for Sale

(b) As to accounts receivable and inventory, primarily represents amounts written off against related assets; as to accrued restructuring costs, represents amounts paid.