Form 10-Q
period 2002-01-27
OWOSSO CORP
filed 2002-03-13
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: January 27, 2002 Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 8, 2002, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
PART I - FINANCIAL INFORMATION:


     Item 1.     Financial Statements

                 Condensed Consolidated Statements of Operations             3
                 for the three months ended January 27, 2002 and January 28, 2001 (unaudited)

                 Condensed Consolidated Balance Sheets at                    4
                 January 27, 2002 (unaudited) and October 28, 2001

                 Condensed Consolidated Statements of Cash Flows             5
                 for the three months ended January 27, 2002 and January 28, 2001 (unaudited)

                 Notes to Condensed Consolidated Financial Statements        6
                 (unaudited)

     Item 2.     Management's Discussion and Analysis of                     13
                 Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk  18


PART II - OTHER INFORMATION:



     Item 6.     Exhibits and Reports on Form 8-K                            19

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                             Three-Months Ended
                                                                   ----------------------------------------
                                                                         January 27,          January 28,
                                                                            2002                 2001
Net sales                                                                $ 8,993,000          $14,123,000
Costs of products sold                                                     7,938,000           11,546,000
                                                                         -----------          -----------
Gross profit                                                               1,055,000            2,577,000

Selling, general and administrative expenses                               2,110,000            2,778,000
                                                                         -----------          -----------
Loss from operations                                                      (1,055,000)            (201,000)

Interest expense                                                             500,000            1,448,000

Other (income) expense                                                                             (2,000)
                                                                         -----------          -----------
Loss from continuing operations before income taxes                       (1,555,000)          (1,647,000)

Income tax benefit                                                                               (516,000)
                                                                         -----------          -----------
Loss from continuing operations                                           (1,555,000)          (1,131,000)

Loss from discontinued operations, net of income tax
  benefit of $342,000                                                                            (690,000)
                                                                         -----------          -----------
Net loss before cumulative effect of change in
    accounting principle                                                  (1,555,000)          (1,821,000)

Cumulative effect of accounting change (net of tax of $34,000)                                    (67,000)
                                                                         -----------          -----------
Net loss                                                                  (1,555,000)          (1,888,000)

Dividends on preferred stock                                                (335,000)            (326,000)
                                                                         -----------          -----------
Net loss available for common shareholders                               $(1,890,000)         $(2,214,000)
                                                                         ===========          ===========
Basic and diluted loss per common share:
   Loss from continuing operations                                       $     (0.32)         $     (0.25)
   Loss from discontinued operations                                                                (0.12)
   Cumulative effect of accounting change, net                                                      (0.01)
                                                                         -----------          -----------
Net loss per share                                                       $     (0.32)         $     (0.38)
                                                                         ===========          ===========
Basic and diluted weighted average number of common
   shares outstanding                                                      5,874,000            5,850,000
                                                                         ===========          ===========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  January 27,          October 28,
                                                                                                    2002                  2001
ASSETS                                                                                            (UNAUDITED)           (SEE NOTE)
CURRENT ASSETS:
       Cash and cash equivalents                                                                  $   285,000          $   200,000
       Receivables, net                                                                             5,450,000            6,061,000
       Inventories, net                                                                             4,367,000            4,815,000
       Net assets held for sale (Note 4)                                                            1,070,000            1,181,000
       Net assets of discontinued operations held for sale (Note 3)                                 1,078,000            1,078,000
       Prepaid expenses and other                                                                     771,000            1,446,000
       Tax refund receivable                                                                                             1,696,000
       Deferred taxes                                                                               2,453,000            2,453,000
                                                                                                  -----------          -----------
           Total current assets                                                                    15,474,000           18,930,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 11,250,000           11,874,000
GOODWILL, NET                                                                                       9,228,000            9,395,000
OTHER INTANGIBLE ASSETS, NET                                                                        5,517,000            5,614,000
OTHER ASSETS                                                                                          486,000              581,000
                                                                                                  -----------          -----------
      TOTAL ASSETS                                                                                $41,955,000          $46,394,000
                                                                                                  ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
       Accounts payable - trade                                                                   $ 2,786,000          $ 3,350,000
       Accrued expenses                                                                             5,270,000            6,139,000
       Related party debt                                                                                                  400,000
       Current portion of long-term debt                                                           23,319,000           23,684,000
                                                                                                  -----------          -----------
           Total current liabilities                                                               31,375,000           33,573,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                5,469,000            5,520,000
COMMON STOCK PUT OPTION                                                                               600,000              600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                       3,232,000            3,532,000
DEFERRED TAXES                                                                                      2,766,000            2,766,000
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY (DEFICIENCY)                                                                  (1,487,000)             403,000
                                                                                                  -----------          -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                                     $41,955,000          $46,394,000
                                                                                                  ===========          ===========

      Note: The balance sheet of October 28, 2001 has been condensed from the audited financial statements at that date.

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                  -----------------------------------
                                                                    January 27,      January 28,
                                                                        2002            2001
OPERATING ACTIVITIES:
  Net loss                                                         $(1,555,000)     $ (1,888,000)
  Loss from discontinued operations                                                      690,000
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
            Depreciation                                               662,000           685,000
            Amortization                                               267,000           267,000
            Other                                                     (107,000)          180,000
            Changes in operating assets and liabilities which
                 provided cash                                         900,000            81,000
                                                                   -----------      ------------
           Net cash provided by  continuing operations                 167,000            15,000
           Net cash used in discontinued operations                                   (6,307,000)
                                                                   -----------      ------------
           Net cash provided by (used in) operating activities         167,000        (6,292,000)
                                                                   -----------      ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (101,000)         (262,000)
  Proceeds from the sale of businesses                                                 5,996,000
  Decrease in other assets                                             835,000            80,000
                                                                   -----------      ------------
           Net cash provided by continuing operations                  734,000         5,814,000
           Net cash provided by discontinued operations                               11,191,000
                                                                   -----------      ------------
           Net cash provided by investing activities                   734,000        17,005,000
                                                                   -----------      ------------

FINANCING ACTIVITIES:
  Net payments on line of credit                                      (350,000)      (10,400,000)
  Payments on long-term debt                                           (66,000)         (309,000)
  Payments on related party debt                                      (400,000)
  Dividends paid                                                                        (142,000)
  Other                                                                                  (22,000)
                                                                   -----------      ------------
           Net cash used in continuing operations                     (816,000)      (10,873,000)
           Net cash used in discontinued operations                                      (66,000)
                                                                   -----------      ------------
           Net cash used in financing activities                      (816,000)      (10,939,000)
                                                                   -----------      ------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                     85,000          (226,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         200,000           491,000
                                                                   -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   285,000      $    265,000
                                                                   ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $   820,000      $  1,090,000
                                                                   ===========      ============
    Taxes paid (refunded)                                          $(1,553,000)     $    203,000
                                                                   ===========      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Dividends payable                                             $ 1,651,000      $    326,000
                                                                   ===========      ============

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company - The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company currently operates in only one business segment.

     The Company's Motors segment, includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products Ohio Corporation ("MP-Ohio"), and manufactures fractional and integral horsepower motors. Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation and non-automotive transportation. The Company sells its motors primarily throughout North America and also in Europe.

     The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets in a separate transaction completed on September 23, 2001. The company intends to dispose of the remaining Cramer asset by the end of the second quarter of 2002. Accordingly, the net asset has been included in the net assets held for sale in the January 27, 2002 condensed consolidated balance sheet.

     Discontinued operations included the operations of Sooner Trailer Manufacturing Company ("Sooner Trailer") and the former coils segment which consisted of Astro Air Coils, Inc. ("Astro Air"), Snowmax Incorporated ("Snowmax") and Astro Air UK, LTD. ("Astro UK"). The Company completed the sale of Sooner Trailer in January 2001. Astro UK was sold on May 9, 2001. Astro Air and Snowmax were sold on October 26, 2001.

     Financial Statements - The condensed consolidated balance sheet as of January 27, 2002 and the condensed consolidated statements of operations and cash flows for the three months ended January 27, 2002 and January 28, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 27, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 28, 2001 Annual Report on Form 10-K.

     Reclassifications - Certain reclassifications were made to the 2001 condensed consolidated financial statements to conform to the 2002 classifications.

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

     Comprehensive loss - The Company presents accumulated other comprehensive loss as a component of shareholders' equity. For the first quarter of 2002, total comprehensive loss consisted solely of net loss.

     For the first quarter of 2001, total comprehensive loss was $1,901,000 and consisted of a net loss of $1,888,000 and a $13,000 loss on foreign currency translation.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" (SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reclassified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for the fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting these statements on its consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2002. The Company has not yet completed its analysis of the effects of adopting the statement on its consolidated financial position or results of operations.

2.   LIQUIDITY AND FINANCING

     The Company has experienced a significant downturn in its operating results over the past two years and has been unable to remain in compliance with its debt covenants under its revolving credit facility. In February 2001, the Company entered into an amendment to it revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. As further disclosed in Note 6 "Long Term Debt", in February 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales and increases the interest rate charged. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

     Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs of the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's corporate personnel were reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. Effective February 15, 2002, the corporate function was merged and absorbed by Stature Electric, Inc. which resulted in the elimination of the corporate office and associated staff. The elimination of the corporate office is expected to save $3.5 million during fiscal 2002 compared to fiscal 2001. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer Manufacturing Company ("Sooner Trailer"), the sale of substantially all of the assets of Cramer Company ("Cramer") and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management's believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.


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

     On May 9, 2001, the company completed the sale of substantially all of the assets of Astro Air UK to ACR Heat Transfer, LTD., of Norfolk, England for cash of (pound)450,000 (approximately $643,000) Based upon the terms sales, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale.

     Revenues from discontinued operations were $12,611,000 for the first quarter of 2001.

     At both January 27, 2002 and October 28, 2001, net assets of discontinued operations held for sale were $1,078,000 and represent the carrying value of the Snowmax building, the only remaining Coil segment asset.


4.   NET ASSETS HELD FOR SALE

     On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Cramer's assets to their estimated fair value, based upon an estimated sales price of the assets. On September 23, 2001, the company sold substantially all of the remaining assets of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with such sale, the company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1,100,000, recorded in the third fiscal quarter of 2001. Net assets held for sale represents the carrying value of the Cramer building, the only remaining Cramer asset.

5.   INVENTORIES

                                                   January 27,      October 28,
                                                       2002             2001

Raw materials and purchased parts                  $1,817,000       $1,858,000
Work in process                                     1,727,000        1,662,000
Finished goods                                        823,000        1,295,000
                                                   ----------       ----------
Total                                              $4,367,000       $4,815,000
                                                   ==========       ==========


6.   LONG-TERM DEBT

     At October 29, 2000, the Company was not in compliance with covenants under its revolving credit facility. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the revolving credit facility which has been further amended since February 2001 called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.2 million at January 27, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future asset sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest of the Prime Rate plus 1.75% through June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest of the Prime Rate plus 2.75%. At January 27, 2002, $21,650,000 was outstanding under the facility and $2,208,000 was available for additional borrowing. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

     Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

     Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (1.72% at January 27, 2002) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $4,850,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (1.24% at January 27, 2002). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the Consolidated Statement of Operations as a component of interest expense. The fair market value of the swap agreement liability was $476,000 at January 27, 2002, resulting in a credit to interest income of $223,000 for the quarter ended January 27, 2002. The fair market value of the swap agreement liability was $455,000 at January 28, 2001, resulting in a charge to interest expense of $354,000.

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

8.   SEGMENT INFORMATION

                                          Three Months Ended
                                             January 27,           January 28,
                                                2002                 2001
Net sales:
Motors                                       $ 8,993,000           $13,058,000
Other                                                                1,065,000

           Total net sales                   $ 8,993,000           $14,123,000

Loss from operations:
Motors                                       $  (248,000)          $ 1,103,000
Other                                                                 (137,000)
Corporate (1)                                   (807,000)           (1,167,000)

           Total loss from operations        $(1,055,000)          $  (201,000)

(1) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, insurance and other administrative expenses.

The Company derives substantially all of its revenues from within the United States. Identifiable assets of the segments are not materially different from amounts disclosed in the Company's 2001 Annual Report on Form 10-K. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies and in the Company's 2001 Annual Report on Form 10-K.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion addresses the financial condition of the Company as of January 27, 2002 and the results of operations for the three months ended January 27, 2002 and January 28, 2001. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

    General

      In 1998, Owosso Corporation (the "Company") formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company. During that time, however, the Company experienced a significant downturn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its revolving credit facility.

      In February 2001, the Company entered into an amendment to its revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales and increases the interest rate charged. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

      Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs of the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's president and chief executive officer agreed to a 20% reduction in salary. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer Manufacturing Company ("Sooner Trailer"), the sale of substantially all of the assets of Cramer Company ("Cramer") and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the Company's former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. The Company is currently engaged in negotiations for the sale of both Motor Products and MP-Ohio, although no definitive sale agreement is currently in place. In addition, management intends to further reduce corporate office costs through the merger of the corporate office function into the Company's Stature Electric, Inc. subsidiary, resulting in expected savings of approximately $3.5 million over fiscal 2001. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity on December 31, 2002. However, there can be no assurance that management's plans will be successfully executed.

    Three months ended January 27, 2002 compared to three months ended January 28, 2001

    Net sales. Net sales for the first quarter of 2002 decreased 36.3%, or $5.1 million, to $9.0 million, as compared to net sales of 14.1 million in the prior year quarter. Net sales from Motors in the Company's only remaining segment, decreased 31.1% to $9.0 million in 2002, from 13.1 million in 2001, as a result of both price reduction and the general economic slowdown effecting the Company's primary markets, particularly the heavy truck and recreational vehicle markets and increased Pacific Rim competition in the healthcare market. These results also include the effect of disposing of Cramer in 2001, and which was included in the Company's Other segment. Sales attributable to Cramer were $1.0 million in the first quarter of 2001.

    Income from operations. For the first quarter of 2002, the Company reported a loss from operations of $1.1 million as compared to a loss from operations of $201,000 in the prior year first quarter. Motors segment reported a loss from operations of $248,000, or 2.8% of net sales, in the first quarter of 2002, as compared to income from operation of $1.1 million, or 8.4% of net sales, in the prior year quarter. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs.

    The prior year quarter results include the results of Cramer, which reported a loss from operations of $137,000.

    Unallocated corporate expenses included in selling, general and administrative costs were $807,000 in the first quarter of 2002, as compared to $1.2 million in the prior year first quarter. This decrease reflects reductions in personnel at the corporate office.

    Interest expense. Interest expense was $500,000 in 2002, as compared to $1.4 million in 2001. The current year quarter includes income of $223,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest expense of $354,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $723,000 for the first quarter of 2002, as compared to $1.1 million in the prior year quarter. Interest expense decreased primarily as a result of lower interest rates and debt levels.

    Income tax expense (benefit). The Company did not record an income tax benefit in 2002 as a result of net operating loss carry forwards and the valuation allowance placed on such carry forwards. This compares to an income tax benefit recorded in 2001 at a rate of 32.4%.

    Loss from discontinued operations. Discontinued operations represent the operations of Sooner Trailer, which was sold in January 2001, and the Coils segment, which included Astro Air Coils, Inc. ("Astro Air"), Snowmax Incorporated ("Snowmax"), and Astro Air UK, LTD. ("Astro UK"). Astro UK was sold in May 2001. Astro Air and Snowmax were sold in October 2001.

    For the first quarter of 2001, the Company recorded a loss from discontinued operations of $690,000 (net of a tax benefit of $342,000). Revenues and net loss from discontinued operations were $12.6 million and 690,000, respectively.

    Net loss available for common shareholders. Net loss available for common shareholders was $1.9 million, or $.32 per share, in the first quarter of 2002, as compared to a net loss of $2.2 million, or $.38 per share, in the prior year quarter. Loss available for common shareholders is calculated by subtracting dividends on preferred stock of $335,000 and $326,000 for 2002 and 2001, respectively.

    Liquidity and Capital Resources

    Cash and cash equivalents were $285,000 at January 27, 2002. The Company had negative working capital of $15.9 million at January 27, 2002, as compared to negative working capital of $14.6 million at October 28, 2001. Net cash provided by operating activities of continuing operations was $167,000, as compared to net cash provided by operating activities from continuing operations of $15,000 in the prior year quarter.

    Cash flows provided by investing activities from continuing operations included $101,000 for capital expenditures for equipment. Cash flows provided by investing activities from continuing operations also includes approximately $734,000 received for asset sales in the prior year. The Company currently plans to invest approximately $650,000 during the remainder of fiscal 2002. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

    Net cash used in financing activities from continuing operations included net repayments of $350,000 under the Company's revolving credit agreement, debt repayments of $66,000, and the payment in full of related party debt of $400,000.

    At January 27, 2002, $21.7 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million at January 27, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the company entered into a further amendment to the facility, which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future assets sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest of the Prime Rate plus 1.75% though June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest of the Prime Rate Plus 2.75%.

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

     The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

     o The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, its ability to maintain compliance with debt covenants and its ability to generate sufficient cash flows to meet its obligations on a timely basis.

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

     o The influence of foreign competition from low-cost areas of the world have affected and may continue to affect results of operations.

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

     o The Company intends in the future, divest of product lines or business units. Such divestiture may involve costs of disposition or loss on the disposition that could adversely affect the Company's operating results or financial condition.

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

    The Company uses a revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the prime rate. The Company uses the Company's variable rate debt interest rate swap agreements to partially change interest rate exposure associated with the Company's variable rate debt. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

    To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at January 27, 2002. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                          Year of Maturity                                           Fair Value
                                    ----------------------------------------------------------      Total Due                at
                                      2002      2003     2004     2005       2006   Thereafter     at Maturity       01/27/2002
                                      ----     ------    ----     ----       ----   ----------     -----------       ----------
   Debt:

     Fixed rate                     $ 1,369    $  338    $255     $175       $ 94   $       57     $     2,288       $    2,288
     Average interest rate              8.0%      8.0%    8.0%     8.0%       8.0%         8.0%
     Variable rate                  $21,950    $  300    $600     $600       $600   $    2,450     $    26,500       $   26,500
     Average interest rate              8.1%      2.8%    2.8%     2.8%       2.8%         2.8%


   Interest rate swap agreements:
     Variable to fixed swaps        $15,000    $4,850    $  -     $  -       $  -   $        -     $    19,850       $     (476)
     Average pay rate                   7.1       4.2%
     Average receive rate               7.5       2.1%

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

Item 3.           Defaults Upon Senior Securities

(b) Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $1,162,500.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

11                Computation of Per Share Earnings

(a)               Form 8-K

No reports on Form 8-K were filed during the quarter ended January 27, 2002.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           OWOSSO CORPORATION



         Date:    March 13, 2002           By: /s/ George B. Lemmon, Jr.
                                               -------------------------
                                               George B. Lemmon, Jr.
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               and Director