Form 10-Q
period 2002-04-28
OWOSSO CORP
filed 2002-06-11
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: April 28, 2002   Commission file number: 0-25066



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 7, 2002, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------


                                                                                               Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the three and six months ended April 28, 2002 and
                           April 29, 2001 (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           April 28, 2002 (unaudited) and October 28, 2001

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the six months ended April 28, 2002 and
                           April 29, 2001 (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)


PART II - OTHER INFORMATION:

         Item 2.           Management's Discussion and Analysis of                               12
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risks           18

         Item 6.           Exhibits and Reports on Form 8-K                                      19


OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended             Six Months Ended
                                                                  ----------------------------      ----------------------------
                                                                   April 28,        April 29,        April 28,        April 29,
                                                                     2002             2001             2002              2001
Net sales                                                         $11,107,000      $14,438,000      $20,100,000      $28,561,000

Cost of products sold                                               9,232,000       11,488,000       17,170,000       23,034,000
                                                                  -----------      -----------      -----------      -----------
Gross profit                                                        1,875,000        2,950,000        2,930,000        5,527,000

Selling, general and administrative expenses                        1,810,000        2,292,000        3,920,000        5,070,000
                                                                  -----------      -----------      -----------      -----------
Income (loss) from operations                                          65,000          658,000         (990,000)         457,000

Interest expense                                                      485,000          973,000          985,000        2,421,000

Other (income) expense                                               (113,000)        (102,000)        (113,000)        (104,000)
                                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations
     before income taxes                                             (307,000)        (213,000)      (1,862,000)      (1,860,000)

Income tax expense (benefit)                                       (4,758,000)         (53,000)      (4,758,000)        (569,000)
                                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations                            4,451,000         (160,000)       2,896,000       (1,291,000)

Income (loss) from discontinued operations, net of
     income taxes                                                          --         (671,000)              --       (1,361,000)
                                                                  -----------      -----------      -----------      -----------
Income (loss) before cumulative effect
     of accounting change                                           4,451,000         (831,000)       2,896,000       (2,652,000)

Cumulative effect of accounting change
     (net of tax of $34,000)                                               --               --               --          (67,000)
                                                                  -----------      -----------      -----------      -----------
Net income (loss)                                                   4,451,000         (831,000)       2,896,000       (2,719,000)

Dividends and accretion on preferred stock                           (336,000)        (328,000)        (671,000)        (654,000)
                                                                  -----------      -----------      -----------      -----------
Net income (loss) available
     for common stockholders                                      $ 4,115,000      $(1,159,000)     $ 2,225,000      $(3,373,000)
                                                                  -----------      -----------      -----------      -----------
Basic and diluted income (loss) per common share:
     Income (loss) from continuing operations                     $      0.70      $     (0.08)     $      0.38      $     (0.33)
     Income (loss) from discontinued operations                            --            (0.11)              --            (0.23)
     Cumulative effect of account change, net                              --               --               --            (0.01)
                                                                  -----------      -----------      -----------      -----------
Net income (loss) per share                                       $      0.70      $     (0.20)     $      0.38      $     (0.58)
                                                                  ===========      ===========      ===========      ===========
Weighted average number of
     common shares outstanding
          Basic                                                     5,874,000        5,866,000        5,874,000        5,858,000
                                                                  ===========      ===========      ===========      ===========
          Diluted                                                   5,874,000        5,866,000        5,874,000        5,858,000
                                                                  ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                              April 28,     October 28,
                                                                2002           2001
ASSETS                                                       (Unaudited)    (See Note)
CURRENT ASSETS:
       Cash and cash equivalents                             $   250,000   $   200,000
       Receivables, net                                        6,449,000     6,061,000
       Inventories, net                                        4,071,000     4,815,000
       Net assets held for sale                                1,070,000     1,181,000
       Net assets of discontinued operations held for sale     1,078,000     1,078,000
       Prepaid expenses and other                                688,000     1,446,000
       Tax refund receivable                                     324,000     1,696,000
       Deferred taxes                                            413,000     2,453,000
                                                             -----------   -----------
            Total current assets                              14,343,000    18,930,000

PROPERTY, PLANT AND EQUIPMENT, NET                            10,680,000    11,874,000
GOODWILL, NET                                                  9,061,000     9,395,000
OTHER INTANGIBLE ASSETS, NET                                   5,417,000     5,614,000
OTHER ASSETS                                                     468,000       581,000
                                                             -----------   -----------

TOTAL ASSETS                                                 $39,969,000   $46,394,000
                                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                              $ 3,418,000   $ 3,350,000
       Accrued expenses                                        4,290,000     6,139,000
       Related party debt                                                      400,000
       Current portion of long-term debt                      19,356,000    23,684,000
                                                             -----------   -----------

            Total current liabilities                         27,064,000    33,573,000

LONG-TERM DEBT, LESS CURRENT PORTION                           5,418,000     5,520,000

COMMON STOCK PUT OPTION                                          600,000       600,000

POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                  3,045,000     3,532,000

DEFERRED TAXES                                                 1,214,000     2,766,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                           2,628,000       403,000
                                                             -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $39,969,000   $46,394,000
                                                             ===========   ===========

Note: the balance sheet at October 28, 2001 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                             Six Months Ended
                                                                      -----------------------------
                                                                         April 28,      April 29,
                                                                           2002           2001
OPERATING ACTIVITIES:
       Net income (loss)                                              $  2,896,000    $ (2,719,000)
       (Income) loss from discontinued operations                                        1,361,000
       Adjustments to reconcile net income (loss) to cash
            provided by (used in) operating activities:
            Depreciation                                                 1,324,000       1,404,000
            Amortization                                                   534,000         534,000
            Other                                                          203,000         173,000
            Changes in operating assets and liabilities                   (729,000)       (267,000)
                                                                      ------------    ------------

       Net cash provided by (used in) continuing operations              4,228,000         486,000
       Net cash used in discontinued operations                                         (5,180,000)
                                                                      ------------    ------------
       Net cash provided by (used in) operating activities               4,228,000      (4,694,000)
                                                                      ------------    ------------

INVESTING ACTIVITIES:
       Proceeds from the sale of businesses                                              5,996,000
       Purchases of property, plant and equipment                         (197,000)       (412,000)
       Other                                                               848,000         559,000
                                                                      ------------    ------------

       Net cash provided by continuing operations                          651,000       6,143,000
       Net cash provided by discontinued operations                                     10,559,000
                                                                      ------------    ------------
       Net cash provided by investing activities                           651,000      16,702,000
                                                                      ------------    ------------

FINANCING ACTIVITIES:
       Net borrowings from (payments on) revolving credit agreement     (4,300,000)    (11,100,000)
       Payments on long-term debt                                         (129,000)       (377,000)
       Payments on related party debt                                     (400,000)       (150,000)
       Dividends paid                                                                     (142,000)
       Other                                                                               (53,000)
                                                                      ------------    ------------

       Net cash used in continuing operations                           (4,829,000)    (11,822,000)
       Net cash used in discontinued operations                                           (136,000)
                                                                      ------------    ------------
       Net cash used in financing activities                            (4,829,000)    (11,958,000)
                                                                      ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   50,000          50,000

CASH AND CASH EQUIVALENTS, BEGINNING                                       200,000         491,000
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, ENDING                                     $    250,000    $    541,000
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                  $  1,733,000    $  1,899,000
                                                                      ============    ============
       Taxes paid (refunded)                                          $ (6,198,000)   $    203,000
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
       Dividends payable                                              $  1,987,000    $    654,000
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

         The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets in a separate transaction completed on September 23, 2001. The Company intends to dispose of the remaining Cramer asset in fiscal 2002. Accordingly, such asset has been included in net assets held for sale in the condensed consolidated balance sheets.

         Discontinued operations included the operations of Sooner Trailer Manufacturing Company ("Sooner Trailer") and the former coils segment which consisted of Astro Air Coils, Inc. ("Astro Air"), Snowmax Incorporated ("Snowmax") and Astro Air UK, LTD. ("Astro UK"). The Company completed the sale of Sooner Trailer in January 2001. The Company's interest in Astro UK was sold on May 9, 2001. Astro Air and Snowmax were sold on October 26, 2001.

         Financial Statements - The condensed consolidated balance sheet as of April 28, 2002 and the condensed consolidated statements of operations and cash flows for the three and six months ended April 28, 2002 and April 29, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of April 28, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 28, 2001 Annual Report on Form 10-K.

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

         Comprehensive income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:

                                                      Three Months Ended          Six Months Ended
                                                   ------------------------   -------------------------
                                                    April 28,    April 29,     April 28,      April 29,
                                                      2002         2001           2002           2001
Net income (loss)                                  $4,451,000    $(831,000)   $2,896,000   $ (2,719,000)

Foreign currency translation                                       (38,000)                     (51,000)
                                                   ----------    ---------    ----------   ------------
Total comprehensive income (loss)                  $4,451,000    $(869,000)   $2,896,000   $ (2,770,000)
                                                   ==========    =========    ==========   ============

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

2.       LIQUIDITY AND FINANCING

         The Company has experienced a significant downturn in its operating results over the past two years and has been unable to remain in compliance with its debt covenants under its revolving credit facility. In February 2001, the Company entered into an amendment to its revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. As further disclosed in Note 6 "Long Term Debt", the Company entered into a further amendment to the facility in February 2002, which extended the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance based on expected future asset sales and increases the interest rate charged. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

         Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs at the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's corporate personnel were reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. Effective February 15, 2002, the corporate function was merged and absorbed by Stature. The elimination of the corporate office is expected to save $3.5 million during fiscal 2002 compared to fiscal 2001. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer, the sale of substantially all of the assets of Cramer and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the former Cramer and Snowmax subsidiaries, and the Company's Motor Products and MP-Ohio subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

3.       DISCONTINUED OPERATIONS

         Sooner Trailer- On January 24, 2001, the Company completed the sale of the stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11,500,000, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2,000,000 related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8,600,000 in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale.

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

         On May 9, 2001, the Company completed the sale of substantially all of the assets of Astro UK to ACR Heat Transfer, LTD., of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of the Company's portion of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale.

         Revenues from discontinued operations were $7,850,000 and $20,462,000 for the three and six months April 29, 2001, respectively.

         At both April 28, 2002 and October 28, 2001, net assets of discontinued operations held for sale were $1,078,000 and represent the carrying value of the Snowmax building, the only remaining Coil segment asset.

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

     5.  INVENTORIES

                                                 April 28,         October 28,
                                                   2002               2001

Raw materials and purchased parts               $1,749,000         $1,858,000
Work in process                                  1,583,000          1,662,000
Finished goods                                     739,000          1,295,000
                                                ----------         ----------
Total                                           $4,071,000         $4,815,000
                                                ==========         ==========


6.       LONG-TERM DEBT

         At October 29, 2000, the Company was not in compliance with covenants under its revolving credit facility. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the revolving credit facility, which has been further amended since February 2001, called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.0 million at April 28, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future asset sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest of the Prime Rate plus 1.75% through June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest of the Prime Rate plus 2.75%. At April 28, 2002, $17,700,000 was outstanding under the facility and $5,609,000 was available for additional borrowing. Subsequent to April 28, 2002, the facility was further amended, resulting in a $3,600,000 reduction of the facility. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

         Repayment of the Industrial Revenue Bonds of certain of the subsidiaries has been guaranteed by the Company.

         Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, maturing in July 2002. The Company receives floating interest rate payments at the three month London Interbank Offered Rate (1.98% at April 28, 2002) in exchange for the payment of quarterly fixed interest rate payments of 7.0675% and 7.09% over the life of the agreements. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $4,850,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (1.50% at April 28, 2002). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the Consolidated Statement of Operations as a component of interest expense. The fair market value of the swap agreement liability decreased to $294,000 at April 28, 2002, resulting in a credit to interest income of $405,000 for the six months ended April 28, 2002. The fair market value of the swap agreement liability increased to $554,000 at April 29, 2001, resulting in a charge to interest expense of $453,000.

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

     8.  SEGMENT INFORMATION

                                                              Three Months Ended                       Six Months Ended
                                                         ------------------------------        ------------------------------
                                                          April 28,          April 29,          April 28,           April 29,
                                                            2002                2001              2002                2001
Net sales:
Motors                                                   $11,107,000        $13,669,000        $20,100,000        $26,727,000
Other                                                                           769,000                             1,834,000
                                                         -----------        -----------        -----------        -----------
     Total net sales                                     $11,107,000        $14,438,000        $20,100,000        $28,561,000
                                                         ===========        ===========        ===========        ===========

Income (loss) from operations:
Motors                                                   $   571,000        $ 1,571,000        $   323,000        $ 2,674,000
Other                                                         44,000           (136,000)            44,000           (273,000)
Corporate (1)                                               (550,000)          (777,000)        (1,357,000)        (1,944,000)
                                                         -----------        -----------        -----------        -----------

     Total income (loss) from operations                 $    65,000        $   658,000        $  (990,000)       $   457,000
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

9.       INCOME TAX REFUND

         The Company recorded an income tax benefit in the second quarter of 2002 of $4.8 million to record the benefit of refund claims as a result of recent changes in Federal tax laws, which allow the carryback of net operating losses for five years. The Company received $4.6 million of the refund in the second quarter. All of the refund received was utilized to pay down the Company's revolving credit facility.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of April 28, 2002 and the results of operations for the three and six months ended April 28, 2002 and April 29, 2001. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

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

         In February 2001, the Company entered into an amendment to its revolving credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. The amendment calls for further reductions in the outstanding balance, based on expected future asset sales, and increases the interest rate charged. The Company's recurring losses from operations, working capital deficiencies, default under its debt agreements and inability to comply with debt covenants raise substantial doubt about its ability to continue as a going concern.

         Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs at the remaining operating units, commensurate with reductions in sales volumes. In October 2001, the Company's corporate personnel were reduced from nine individuals to four and the Company's president and chief executive officer agreed to a 20% reduction in salary. Effective February 15, 2002, the corporate function was merged and absorbed by the Company's Stature Electric subsidiary. The elimination of the corporate office is expected to save $3.5 million during fiscal 2002 compared to fiscal 2001. In connection with its long-term plans an in order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer Manufacturing Company ("Sooner Trailer"), the sale of substantially all of the assets of Cramer Company ("Cramer") and substantially all the assets of the Company's Coils segment. Management intends to dispose of additional assets during fiscal 2002, including real estate at the Company's former Cramer and Snowmax Incorporated ("Snowmax") subsidiaries, and the Company's Motor Products-Owosso Corporation ("Motor Products") and Motor Products-Ohio Corporation ("MP-Ohio") subsidiaries. Proceeds from these sales, which are expected to be between $12.0 and $14.0 million, will be utilized to reduce the Company's revolving credit facility. The Company is currently engaged in negotiations for the sale of both Motor Products and MP-Ohio, although no definitive sale agreement is currently in place. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its debt covenant requirements throughout fiscal 2002. It is management's intent to refinance the Company's revolving credit facility prior to its maturity on December 31, 2002. However, there can be no assurance that management's plans will be successfully exeuted.

         Three months ended April 28, 2002 compared to three months ended April 20, 2001

         Net sales. Net sales for the second quarter of 2002 decreased 23.1%, or $3.3 million, to $11.1 million, as compared to net sales of 14.4 million in the prior year quarter. Net sales from Motors, the Company's only remaining segment, decreased 18.7% to $11.1 million in 2002, from
         13.7 million in 2001. Although improved over the first quarter of fiscal 2002, the general economic slowdown continued to effect the Company's primary markets, particularly the heavy truck and recreational vehicle markets. Pricing pressures and increased Pacific Rim competition in the healthcare market also continues to adversely affect the Company's results. The quarter results also include the effect of disposing of Cramer in 2001, which was included in the Company's Other segment. Sales attributable to Cramer were $769,000 in the second quarter of 2001.

         Income from operations. For the second quarter of fiscal 2002, the Company reported income from operations of $65,000 as compared to $658,000 in the prior year second quarter. The Motors segment reported income from operations of $571,000, or 5.1% of net sales, in the second quarter of 2002, as compared to $1.6 million, or 11.5% of net sales, in the prior year quarter. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs, partially offset by a 6.6%, or $90,000, decrease in selling, general and administration expenses.

         In April 2002, union employees of the Company's Motor Products subsidiary agreed to modify their collective bargaining agreement, allowing a two-tiered compensation and benefits arrangement. In May 2002, the Company announced that it would be closing its MP - Ohio facility and consolidating the production from that facility to the Motor Products facility located in Michigan. Management expects cost savings from the consolidation to be approximately $600,000 annually, exclusive of one-time costs related to the move of approximately $200,000 to be recorded in the third quarter of 2002.

         Income from operations for the Company's Other segment was $44,000 for the second quarter of 2002 and represents lease income on the former Cramer building. Management expects to continue to receive lease income on this property only through the third quarter of 2002, at which time the current tenant is expected to vacate the property. Management intends to dispose of this property in fiscal 2002. The prior year quarter reflects the operating results of Cramer, which reported a loss from operations of $136,000.

         Unallocated corporate expenses included in selling, general and administrative costs were $550,000 in the second quarter of 2002, as compared to $777,000 in the prior year second quarter. This decrease primarily reflects reductions in personnel at the corporate office.

         Interest expense. Interest expense was $485,000 for the second quarter of fiscal 2002, as compared to $973,000 in the prior year quarter. The current year quarter includes income of $203,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest expense of $99,000, resulting from an increase in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $688,000 for the second quarter of 2002, as compared to $874,000 in the prior year quarter. Interest expense decreased primarily as a result of lower debt levels.

         Income tax expense (benefit). The Company recorded an income tax benefit in the second quarter of fiscal 2002 of $4.8 million to record the benefit of refund claims as a result of recent changes in Federal tax laws, which allow the carryback of net operating losses for five years.

         Loss from discontinued operations. Discontinued operations represent the operations of Sooner Trailer, which was sold in January 2001, and the Coils segment, which included Astro Air Coils, Inc. ("Astro Air"), Snowmax, and Astro Air UK, LTD. ("Astro UK"). Astro UK was sold in May 2001. Astro Air and Snowmax were sold in October 2001.

         For the second quarter of 2001, the Company recorded a loss from discontinued operations of $671,000 (net of a tax benefit of $14,000). Revenues from discontinued operations were $7.8 million.

         Net income (loss) available for common shareholders. Net income available for common shareholders was $4.1 million, or $.70 per share, in the second quarter of fiscal 2002, as compared to a net loss of $1.2 million, or $.20 per share, in the prior year quarter. The current year results reflect the income tax benefit recorded as a result of recent tax law changes. Income or loss available for common shareholders is calculated by subtracting dividends on preferred stock of $336,000 and $328,000 for 2002 and 2001, respectively.

         Six months ended April 28, 2002 compared to six months ended April 29, 2001

         Net sales. Net sales for the first six months of 2002 decreased 29.6%, or $8.5 million, to $20.1 million, as compared to net sales of $28.6 million in the prior year. Net sales from Motors, the Company's only remaining segment, decreased 24.8% to $20.1 million in 2002, from $26.7 million in 2001, as a result of both price reduction and the general economic slowdown. These results also include the effect of disposing of Cramer in 2001, and which was included in the Company's Other segment. Sales attributable to Cramer were $1.8 million in the first six months of 2001.

         Income from operations. For the first six months of 2002, the Company reported a loss from operations of $990,000 as compared to income from operations of $457,000 in the prior year period. The Motors segment reported income from operations of $323,000, or 1.6% of net sales, in 2002, as compared to $2.7 million, or 10.0% of net sales, in the prior year period. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs, partially offset by a $181,000 or 6.6% reduction in selling, general and administrative expenses.

         Income from operations for the Company's Other segment was $44,000 for the first six months of 2002 and represents lease income on the former Cramer building. The prior year quarter results include the results of operations of Cramer, which reported a loss from operations of $137,000.

         Unallocated corporate expenses included in selling, general and administrative costs were $1.4 million in the first six months of 2002, as compared to $1.9 million in the prior year period. This decrease primarily reflects reductions in personnel at the corporate office.

         Interest expense. Interest expense was $985,000 for the first six months of 2002, as compared to $2.4 million in prior year period. The current year period includes income of $405,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year includes interest expense of $453,000, resulting from an increase in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $1.4 million for the current period, as compared to $2.0 million in the prior year. Interest expense decreased primarily as a result of lower debt levels.

         Income tax expense (benefit). The Company recorded an income tax benefit of $4.8 million for 2002 as a result of recent changes in Federal tax laws, which allow the carryback of net operating losses for five years.

         Loss from discontinued operations. Discontinued operations represent the operations of Sooner Trailer and the Coils segment.

         For the first six months of 2001, the Company recorded a loss from discontinued operations of $1.4 million (net of a tax benefit of $356,000). Revenues from discontinued operations for the period were $20.5 million.

         Net income (loss) available for common shareholders. Net income available for common shareholders was $2.2 million, or $.38 per share, in the first six months of 2002, as compared to a net loss of $3.4 million, or $.58 per share, in the prior year period. Income or loss available for common shareholders is calculated by subtracting dividends on preferred stock of $671,000 and $654,000 for 2002 and 2001, respectively.

         Liquidity and Capital Resources

         Cash and cash equivalents were $250,000 at April 28, 2002. The Company had negative working capital of $12.7 million at April 28, 2002, as compared to negative working capital of $14.6 million at October 28, 2001. Net cash provided by operating activities of continuing operations was $4.2 million as compared to net cash provided by operating activities from continuing operations of $486,000 in the prior period.

         Cash flows provided by investing activities from continuing operations included $197,000 for capital expenditures for equipment. Cash flows provided by investing activities from continuing operations also includes approximately $763,000 received for asset sales in the prior year. The Company currently plans to invest approximately $550,000 during the remainder of fiscal 2002. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

         Net cash used in financing activities from continuing operations included net repayments of $4.3 million under the Company's revolving credit agreement, debt repayments of $129,000, and the payment in full of related party debt of $400,000.

         At April 28, 2002, $17.7 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.0 million at April 28, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the company entered into a further amendment to the facility, which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future asset sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest at the Prime Rate plus 1.75% though June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest at the Prime Rate plus 2.75%. At April 28, 2002, $5.6 million was available under the facility for additional borrowing. Subsequent to April 28, 2002, the facility was further amended, resulting in a $3.6 million reduction of the facility, due to the repayment made with the income tax refund received.

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

         o The Company's results have been and can in the future be affected by engineering difficulties in designing new products or applications for existing products to meet the requirements of its customers.

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

         o The Company intends, in the future, to divest of product lines or business units. Such divestitures may involve costs of disposition or loss on the disposition that could adversely affect the Company's operating results or financial condition.

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company uses a revolving credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the prime rate. The Company uses interest rate swap agreements to partially hedge interest rate exposure associated with the Company's variable rate debt. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at April 28, 2002. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).


                                                        Year of Maturity                                  Fair Value
                              ------------------------------------------------------------   Total Due        at
                                2002      2003     2004     2005      2006    Thereafter      at Maturity    04/28/02
                                ----      ----     ----     ----      ----    ----------      -----------    --------
DEBT:
   Fixed rate                 $  1,356   $  308    $ 256    $ 176     $  95     $   33          $ 2,224      $  2,224
   Average interest rate          8.0%     8.0%     8.0%     8.0%      8.0%       8.0%
   Variable rate              $ 18,000   $  300    $ 600    $ 600     $ 600     $2,450          $22,550      $ 22,550
   Average interest rate          8.1%     2.8%     2.8%     2.8%      2.8%       2.8%


INTEREST RATE SWAP AGREEMENTS:
   Variable to fixed swaps    $ 15,000   $4,850    $   -    $   -     $   -     $    -          $19,850      $   (294)
   Average pay rate               7.1%     4.2%
   Average receive rate           1.9%     1.4%

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

Item 3.           Defaults Upon Senior Securities

Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $1,987,000.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 11, 2002, the shareholders elected six directors, the holders of the Class A Convertible Preferred Stock elected one director and the shareholders ratified the appointment of independent auditors for the year ending October 27, 2002. In the election of directors, 5,398,718 shares were voted in favor of the election of George B. Lemmon, Jr., and 704,575 were withheld; 5,404,718 shares were voted in favor of the election of John R. Reese and 698,575 were withheld; 5,404,718 shares were voted in favor of the election of Eugene P. Lynch and 698,575 were withheld; 5,404,341 shares were voted in favor of the election of Ellen D. Harvey and 698,952 were withheld; 5,404,968 shares were voted in favor of the election of Harry E. Hill and 698,325 were withheld; 5,396,718 shares were voted in favor of the election of James A. Ounsworth and 706,575 were withheld. There were 1,071,428 shares of the Class A Convertible Preferred Stock voted in favor of Lowell P. Huntsinger. In the vote for ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ending October 27, 2002, 6,098,443 shares were voted in favor.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

10.22 Eleventh Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One, Michigan and PNC Bank, N.A. effective May 16, 2002.

11                Computation of Per Share Earnings

(b)      Form 8-K

The Company filed a report on Form 8-K, dated April 18, 2002, to report under
Item 5 that the Company had received a letter from the Nasdaq Stock Market indicating its intent to delist the Company's common stock from the Nasdaq SmallCap Market. The Company also requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff determination. Such Form 8-K also reported federal income tax refunds.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               OWOSSO CORPORATION



         Date:    June 11, 2002            By: /s/ George B. Lemmon, Jr.
                                               -------------------------
                                               George B. Lemmon, Jr.
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               and Director

                                  Exhibit Index

Exhibit No.       Description                                                                    Page
-----------       -----------                                                                    ----
10.22             Eleventh Amendment to the Amended and Restated Credit                          A-1
                  Agreement by and among Owosso Corporation, its subsidiaries,
                  Bank One, Michigan and PNC Bank, N.A. effective May 16, 2002.

11                Computation of Per Share Earnings                                              B-1