Form 10-Q
period 2002-07-28
OWOSSO CORP
filed 2002-09-11
CIK 921046

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: July 28, 2002    Commission file number: 0-25066



                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                   23-2756709
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


         22543 Fisher Road
         PO Box 6660
         Watertown, New York                                        13601
 (Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (315)-782-5910




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of September 9, 2002, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                             Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the three and nine months ended July 28, 2002 and
                           July 29, 2001 (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           July 28, 2002 (unaudited) and October 28, 2001

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the nine months ended July 28, 2002 and
                           July 29, 2001 (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               13
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risks           19

PART II - OTHER INFORMATION:

         Item 2.           Changes in Securities and Use of Proceeds                             20

         Item 3.           Defaults Upon Senior Securities                                       20

         Item 6.           Exhibits and Reports on Form 8-K                                      20

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                Three Months Ended                      Nine Months Ended
                                                         --------------------------------        -------------------------------
                                                           July 28,           July 29,            July 28,            July 29,
                                                             2002               2001                2002                2001
                                                         -------------       ------------        ------------        ------------

Net sales                                                $  11,415,000       $ 13,813,000        $ 31,515,000        $ 42,374,000
Cost of products sold                                        9,743,000         10,749,000          26,913,000          33,782,000
                                                         -------------       ------------        ------------        ------------
Gross profit                                                 1,672,000          3,064,000           4,602,000           8,592,000
Selling, general and administrative expenses                 2,826,000          2,650,000           6,746,000           7,721,000
Write-down of net assets held for sale                               -          1,100,000                               1,100,000
                                                         -------------       ------------        ------------        ------------
Loss from operations                                        (1,154,000)          (686,000)         (2,144,000)           (229,000)
Interest expense                                               389,000            989,000           1,374,000           3,410,000
Other income                                                         -             (3,000)           (113,000)           (108,000)
                                                         -------------       ------------        ------------        ------------
Loss from continuing operations
     before income taxes                                    (1,543,000)        (1,672,000)         (3,405,000)         (3,531,000)
Income tax benefit                                            (424,000)          (566,000)         (5,182,000)         (1,135,000)
                                                         -------------       ------------        ------------        ------------
Income (loss) from continuing operations                    (1,119,000)        (1,106,000)          1,777,000          (2,396,000)
Income (loss) from discontinued operations, net of
     income taxes                                                    -            141,000                              (1,221,000)
                                                         -------------       ------------        ------------        ------------
Income (loss) before cumulative effect
     of accounting change                                   (1,119,000)          (965,000)          1,777,000          (3,617,000)
Cumulative effect of accounting change
     (net of tax of $34,000)                                         -                  -                                 (67,000)
                                                         -------------       ------------        ------------        ------------
Net income (loss)                                           (1,119,000)          (965,000)          1,777,000          (3,684,000)
Dividends and accretion on preferred stock                    (338,000)          (330,000)         (1,009,000)           (984,000)
                                                         -------------       ------------        ------------        ------------
Net income (loss) available for common shareholders      $  (1,457,000)      $ (1,295,000)       $    768,000        $ (4,668,000)
                                                         =============       ============        ============        ============
Basic and diluted income (loss) per common share:
     Income (loss) from continuing operations            $       (0.25)      $      (0.24)       $       0.13        $      (0.58)
     Income (loss) from discontinued operations                      -               0.02                   -               (0.21)
     Cumulative effect of account change, net                        -                  -                   -               (0.01)
                                                         -------------       ------------        ------------        ------------
Net income (loss) per share                              $       (0.25)      $      (0.22)       $       0.13        $      (0.80)
                                                         =============       ============        ============        ============
Weighted average number of
     common shares outstanding
          Basic                                              5,874,000          5,865,000           5,874,000           5,863,000
                                                         =============       ============        ============        ============
          Diluted                                            5,874,000          5,865,000           5,874,000           5,863,000
                                                         =============       ============        ============        ============

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   July 28,             October 28,
                                                                                     2002                  2001
                                                                                  (Unaudited)           (See Note)
                                                                                -----------------     ----------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                  $    248,000          $    200,000
       Receivables, net                                                              3,084,000             6,061,000
       Inventories, net                                                              1,893,000             4,815,000
       Net assets held for sale                                                      6,016,000             1,181,000
       Prepaid expenses and other                                                      819,000             1,446,000
       Tax refund receivable                                                                               1,696,000
       Deferred taxes                                                                  393,000             2,453,000
                                                                                  ------------          ------------
            Total current assets                                                    12,453,000            17,852,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                   6,072,000            11,874,000
GOODWILL, NET                                                                        8,894,000             9,395,000
OTHER INTANGIBLE ASSETS, NET                                                         5,317,000             5,614,000
NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                                  1,078,000             1,078,000
OTHER ASSETS                                                                           142,000               581,000
                                                                                  ------------          ------------
TOTAL ASSETS                                                                      $ 33,956,000          $ 46,394,000
                                                                                  ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                   $  2,144,000          $  3,350,000
       Accrued expenses                                                              1,556,000             4,823,000
       Related party debt                                                                    -               400,000
       Current portion of long-term debt                                            19,304,000            23,684,000
                                                                                  ------------          ------------
            Total current liabilities                                               23,004,000            32,257,000
LONG-TERM DEBT, LESS CURRENT PORTION                                                 5,257,000             5,520,000
COMMON STOCK PUT OPTION                                                                600,000               600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                          405,000             3,532,000
DEFERRED TAXES                                                                       1,194,000             2,766,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                    2,325,000             1,316,000
SHAREHOLDERS' EQUITY                                                                 1,171,000               403,000
                                                                                  ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 33,956,000          $ 46,394,000
                                                                                  ============          ============

Note: the balance sheet at October 28, 2001 has been condensed from the audited financial statements at that date

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                             Nine Months Ended
                                                                                     ------------------------------------
                                                                                         July 28,             July 29,
                                                                                           2002                 2001
                                                                                     ----------------       -------------
OPERATING ACTIVITIES:
       Net income (loss)                                                             $  1,777,000           $ (3,684,000)
       Loss from discontinued operations                                                                       1,221,000
       Adjustments to reconcile net income (loss) to cash
            provided by (used in) operating activities:
            Depreciation                                                                1,967,000              2,061,000
            Amortization                                                                  802,000                798,000
            Other                                                                         313,000                317,000
            Changes in operating assets and liabilities                                   130,000                 14,000
                                                                                     ------------           ------------
       Net cash provided by continuing operations                                       4,989,000                727,000
       Net cash used in discontinued operations                                                               (4,956,000)
                                                                                     ------------           ------------
       Net cash provided by (used in) operating activities                              4,989,000             (4,229,000)
                                                                                     ------------           ------------
INVESTING ACTIVITIES:
       Proceeds from the sale of businesses                                                                    5,996,000
       Purchases of property, plant and equipment                                        (293,000)              (576,000)
       Other                                                                             (369,000)             1,336,000
                                                                                     ------------           ------------
       Net cash provided by (used in) continuing operations                              (662,000)             6,756,000
       Net cash provided by discontinued operations                                                           12,405,000
                                                                                     ------------           ------------
       Net cash provided by (used in) investing activities                               (662,000)            19,161,000
                                                                                     ------------           ------------
FINANCING ACTIVITIES:
       Net payments on revolving credit agreement                                      (4,400,000)           (14,150,000)
       Payments on long-term debt                                                        (242,000)              (406,000)
       Payments on related party debt                                                    (400,000)              (375,000)
       Dividends paid                                                                                           (142,000)
       Other                                                                                                     142,000
                                                                                     ------------           ------------
       Net cash used in continuing operations                                          (5,042,000)           (14,931,000)
       Net cash provided by (used in) discontinued operations                             763,000               (185,000)
                                                                                     ------------           ------------
       Net cash used in financing activities                                           (4,279,000)           (15,116,000)
                                                                                     ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  48,000               (184,000)
CASH AND CASH EQUIVALENTS, BEGINNING                                                      200,000                491,000
                                                                                     ------------           ------------
CASH AND CASH EQUIVALENTS, ENDING                                                    $    248,000           $    307,000
                                                                                     ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                                 $  2,299,000           $  2,718,000
                                                                                     ============           ============
       Taxes paid (refunded)                                                         $ (6,392,000)          $    226,000
                                                                                     ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
       Dividends payable                                                             $  2,325,000              $ 984,000
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

         The Motors segment, which includes Stature Electric, Inc. ("Stature"), Motor Products - Owosso Corporation ("Motor Products"), and Motor Products Ohio Corporation ("MP-Ohio"), manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Significant markets for the Motors segment include commercial products and equipment, healthcare, recreation and non-automotive transportation. The Company sells its motors primarily throughout North America and also in Europe.

         The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000 and disposed of substantially all of the remaining Cramer assets in a separate transaction completed on September 23, 2001. The Company intends to dispose of the remaining Cramer asset in fiscal 2002. Accordingly, such asset has been included in net assets held for sale in the condensed consolidated balance sheets.

         Discontinued operations included the operations of Sooner Trailer Manufacturing Company ("Sooner Trailer") and the former Coils segment which consisted of Astro Air Coils, Inc. ("Astro Air"), Snowmax Incorporated ("Snowmax") and Astro Air UK, LTD. ("Astro UK"). The Company completed the sale of Sooner Trailer in January 2001. The Company's interest in Astro UK was sold on May 9, 2001. Astro Air and Snowmax were sold on October 26, 2001. The Company intends to dispose of the remaining Coil asset as soon as practicable. Accordingly, such asset has been included in the net assets of discontinued operations held for sale in the condensed consolidated balance sheets.

         Financial Statements - The condensed consolidated balance sheet as of July 28, 2002, the condensed consolidated statements of operations for the three and nine months ended July 28, 2002 and July 29, 2001 and cash flows for nine months ending July 28, 2002 and July 29, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows as of July 28, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 28, 2001 Annual Report on Form 10-K.

         Reclassifications - Certain reclassifications were made to the 2001 condensed consolidated financial statements to conform to the 2002 classifications.

         Earnings (loss) per share - Basic earnings per common share is computed by dividing net earnings (loss) available for common stockholders (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method.

         Comprehensive income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:


                                                     Three Months Ended                    Nine Months Ended
                                                  ----------------------------------------------------------------
                                                  July 28,         July 29,             July 28,        July 29,
                                                    2002             2001                 2002            2001
                                                  --------         --------             --------        --------
         Net income (loss)                       $ (1,119,000)    $   (965,000)       $  1,777,000    $ (3,684,000)
         Foreign currency translation                                  194,000                             143,000
                                                 ------------     ------------        ------------    ------------
         Total comprehensive income (loss)       $ (1,119,000)    $   (771,000)       $  1,777,000    $ (3,541,000)
                                                 ============     ============        ============    ============


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

         In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

         In June 2002, the Financial Accounting Standards Board issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.


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

         Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs at the remaining operating units, commensurate with reductions in sales volumes. Effective February 15, 2002, the corporate function was merged and absorbed by Stature. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer, the sale of substantially all of the assets of Cramer and substantially all the assets of the Company's Coils segment. Subsequent to the third quarter, the Company completed the sale of all of the outstanding stock of Motor Products and MP-Ohio , which comprise a significant portion of Owosso's non-gearmotor business, to a subsidiary of Hathaway Corporation (Nasdaq: HATH) for $11.5 million in cash and a $300,000 note guaranteed by Hathaway Corporation. Net proceeds from these sales were utilized to reduce the Company's revolving credit facility. Management intends to dispose of the real estate at the former Cramer and Snowmax subsidiaries as soon as practicable and net proceeds, which are expected to be between $1.5 and $2.5 million, will also be utilized to reduce the Company's revolving credit facility. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. As of July 28, 2002, the Company's outstanding revolving credit facility maturing in December 2002 is $17.6 million and is classified as current on the balance sheet. At the end of the third quarter of 2002, the Company was not in compliance with its debt covenant requirements, however, the Company has entered into a thirteenth amendment which anticipates that the Company and its lenders will agree upon replacement debt covenants. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

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

         Revenues from discontinued operations, Sooner Trailer and the Coil Group were $8,183,000 and $28,645,000 for the three and nine months July 29, 2001, respectively.

         At July 28, 2002 and October 28, 2001, net assets of discontinued operations held for sale were $1,078,000 and represent the carrying value of the Snowmax building, the only remaining Coil segment asset.

4.       NET ASSETS HELD FOR SALE

         On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the assets of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,600,000 to adjust the carrying value of Cramer's assets to their estimated fair value, based upon an estimated sales price of the assets. On September 23, 2001, the company sold substantially all of the remaining assets of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with such sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1,100,000, recorded in the third fiscal quarter of 2001. In addition to the Cramer real estate, which has a carrying value of $1,070,000, the net assets of Motor Products and MP-OH (collectively "Motor Assets") are included in the net assets held for sale in the condensed consolidated balance sheets. The combined value of the Motor Assets were $4,946,000 as of July 28, 2002.

5.       INVENTORIES


                                             July 28,             October 28,
                                               2002                  2001
                                             --------             -----------

         Raw materials and purchased parts  $  652,000            $1,858,000
         Work in process                     1,159,000             1,662,000
         Finished goods                         82,000             1,295,000
                                            ----------            ----------

         Total                              $1,893,000            $4,815,000
                                            ==========            ==========


6.       LONG-TERM DEBT

         At October 29, 2000, the Company was not in compliance with covenants under its revolving credit facility. As a result, in February 2001, the Company entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the revolving credit facility, which has been further amended since February 2001, called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.0 million at July 28, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future asset sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest of the Prime Rate plus 1.75% through June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest of the Prime Rate plus 2.75%. At July 28, 2002 the Prime Rate was 4.75%. At July 28, 2002, $17,600,000 was outstanding under the facility, classified as current on the balance sheet, and $2,109,000 was available for additional borrowing. At the end of the third quarter of 2002, the Company was not in compliance with its debt covenant requirements, however, the Company has entered into a thirteenth amendment which anticipates that the Company and its lenders will agree upon replacement debt covenants. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

         Repayment of the Industrial Revenue Bond of the Company's Stature subsidiary, $4,850,000 as of July 28, 2002, has been guaranteed by the Company.

         Derivative Interest Rate Contracts - The Company has two interest rate swap agreements, each with a $7,500,000 notional amount, that matured in July 2002. In addition, the Company has an interest rate swap agreement with one of its banks with a notional amount of $4,850,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (1.27% at July 28,
         2002). The Company entered into these interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the Consolidated Statement of Operations as a component of interest expense. The fair market value of the swap agreement liability decreased to $143,000 at July 28, 2002, resulting in a credit to interest income of $556,000 for the nine months ended July 28, 2002. The fair market value of the swap agreement liability increased to $635,000 at July 29, 2001, resulting in a charge to interest expense of $533,000.

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

8.        SEGMENT INFORMATION


                                                     Three Months Ended                    Nine Months Ended
                                                  ----------------------------------------------------------------
                                                  July 28,         July 29,             July 28,        July 29,
                                                    2002             2001                 2002            2001
                                                  --------         --------             --------        --------
         Net sales:
         Motors                                  $11,415,000     $13,105,000          $31,515,000     $39,831,000
         Other                                                       708,000                            2,543,000
                                                 -----------     -----------          -----------     -----------
            Total net sales                      $11,415,000     $13,813,000          $31,515,000     $42,374,000
                                                 -----------     -----------          -----------     -----------
         Income (loss) from operations:
         Motors                                  $   386,000     $ 1,690,000          $   710,000     $ 4,365,000
         Other                                                    (1,178,000)              44,000      (1,452,000)
         Corporate(1)                             (1,540,000)     (1,198,000)          (2,898,000)     (3,142,000)
                                                 -----------     -----------          -----------     -----------

            Total income (loss) from operations  $(1,540,000)    $  (686,000)         $(2,144,000)    $  (229,000)
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

9.       INCOME TAX REFUND

         The Company recorded an income tax benefit in the second quarter of 2002 of $4.8 million as a result of recent changes in federal tax laws, which allow the carryback of net operating losses for five years. The Company received $4.6 million of the refund in the second quarter and the balance was received during the third quarter. All of the refund received was utilized to pay down the Company's revolving credit facility.

10.      SUBSEQUENT EVENT

         On July 9, 2002, the Company announced it signed a definitive agreement to sell the stock of its Motor Products and MP-OH subsidiaries, which comprise a significant portion of the Company's non-gearmotor business, to a subsidiary of Hathaway Corporation (Nasdaq: HATH) for $11.5 million in cash and a $300,000 note guaranteed by Hathaway Corporation. On July 30, 2002, the Company completed this transaction. Net proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. Owosso expects to recognize a pretax gain, net of expenses, on the sale of approximately $6.0 million, and that gain from the sale will be substantially sheltered by net operating losses.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of July 28, 2002 and the results of operations for the three and nine months ended July 28, 2002 and July 29, 2001. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

         General

         In 1998, the Company formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company. During that time, however, the Company experienced a significant downturn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its revolving credit facility.

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

         Management of the Company has taken a series of steps intended to stabilize and improve the operating results including the implementation of cost and personnel reductions at the corporate office throughout fiscal 2001 and reductions in fixed costs at the remaining operating units, commensurate with reductions in sales volumes. Effective February 15, 2002, the corporate function was merged and absorbed by Stature. In order to reduce its obligation under its revolving credit facility, the Company completed the sale of Dura-Bond Bearing Company ("Dura-Bond") and Sooner Trailer, the sale of substantially all of the assets of Cramer and substantially all the assets of the Company's Coils segment. Subsequent to the third quarter, the Company completed the sale of all of the outstanding stock of Motor Products and MP-Ohio , which comprise a significant portion of Owosso's non-gearmotor business, to a subsidiary of Hathaway Corporation (Nasdaq: HATH) for $11.5 million in cash and a $300,000 note guaranteed by Hathaway Corporation. Net proceeds from these sales were utilized to reduce the Company's revolving credit facility. Management intends to dispose of the real estate at the former Cramer and Snowmax subsidiaries as soon as practical and net proceeds, which are expected to be between $1.5 and $2.5 million, will also be utilized to reduce the Company's revolving credit facility. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. At the end of the third quarter of 2002, the Company was not in compliance with its debt covenant requirements, however, the Company has entered into a thirteenth amendment which anticipates that the Company and its lenders will agree upon replacement debt covenants. It is management's intent to refinance the Company's revolving credit facility prior to its maturity in December 2002. However, there can be no assurance that management's plans will be successfully executed.

         Three months ended July 28, 2002 compared to three months ended July 29, 2001

         Net sales. Net sales for the third quarter of 2002 decreased 17.4%, or $2.4 million, to $11.4 million, as compared to net sales of $13.8 million in the prior year quarter. Net sales from Motors, the Company's only remaining segment, decreased 12.9% to $11.4 million in 2002, from $13.1 million in 2001. Although improved over the first quarter of fiscal 2002, the general economic slowdown continued to effect the Company's primary markets, particularly the heavy truck and recreational vehicle markets. Pricing pressures and increased Pacific Rim competition in the healthcare market also continues to adversely affect the Company's results. The quarter results also include the effect of disposing of Cramer in 2001, which was included in the Company's Other segment. Sales attributable to Cramer were $708,000 in the third quarter of 2001.

         Loss from operations. For the third quarter of fiscal 2002, the Company reported a loss from operations of $1,154,000 as compared to loss from operations of $686,000 in the prior year third quarter. The Motors segment reported income from operations of $386,000, or 3.4% of net sales, in the third quarter of 2002, as compared to $1.7 million, or 12.9% of net sales, in the prior year quarter. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs, partially offset by a 15.1%, or $230,000, decrease in selling, general and administration expenses.

         In April 2002, union employees of the Company's Motor Products subsidiary agreed to modify their collective bargaining agreement, allowing a two-tiered compensation and benefits arrangement. In July 2002, the Company closed its MP - Ohio facility and consolidating the production from that facility to the Motor Products facility located in Michigan. A one-time cost related to the move of approximately $200,000 was recorded in the third quarter of 2002.

         Corporate expenses included in selling, general and administrative costs were $1,540,000 in the third quarter of 2002, as compared to $977,000 in the prior year third quarter. This increase primarily reflects the increase of the expense estimate of outstanding workman's compensation claims, increased professional fees, other miscellaneous expenses, less reductions in personnel at the corporate office.

         Interest expense. Interest expense was $389,000 for the third quarter of fiscal 2002, as compared to $989,000 in the prior year quarter. The current year quarter includes income of $151,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest expense of $81,000, resulting from an increase in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $540,000 for the third quarter of 2002, as compared to $908,000 in the prior year quarter. Interest expense decreased primarily as a result of lower debt levels.

         Loss from discontinued operations. Discontinued operations represent the operations of Sooner Trailer, which was sold in January 2001, and the Coils segment, which included Astro Air Coils, Inc. ("Astro Air"), Snowmax, and Astro Air UK, LTD. ("Astro UK"). Astro UK was sold in May 2001. Astro Air and Snowmax were sold in October 2001.

         For the third quarter of 2001, the Company recorded a loss from discontinued operations of $53,000 (net of a tax benefit of $20,000). Revenues from discontinued operations were $8.2 million.

         Net income (loss) available for common shareholders.

         Net loss available for common shareholders was $1.5 million, or $.25 per share, in the third quarter of fiscal 2002, as compared to a net loss of $1.3 million, or $.22 per share, in the prior year quarter. Income or loss available for common shareholders is calculated by subtracting dividends on preferred stock of $338,000 and $330,000 for 2002 and 2001, respectively.

         Nine months ended July 28, 2002 compared to nine months ended July 29, 2001

         Net sales. Net sales for the first nine months of 2002 decreased 25.6%, or $10.9 million, to $31.5 million, as compared to net sales of $42.4 million in the prior year. Net sales from Motors, the Company's only remaining segment, decreased 20.9% to $31.5 million in 2002, from $39.8 million in 2001, as a result of both price reduction and the general economic slowdown. These results also include the effect of disposing of Cramer in 2001, and which was included in the Company's Other segment. Sales attributable to Cramer were $2.6 million in the first nine months of 2001.

         Loss from operations. For the first nine months of 2002, the Company reported a loss from operations of $2,144,000 as compared to loss from operations of $229,000 in the prior year period. The Motors segment reported income from operations of $710,000, or 2.3% of net sales, in 2002, as compared to $4.4 million, or 11.0% of net sales, in the prior year period. These results reflect decreased sales volume and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs, partially offset by a $409,000 or 9.6% reduction in selling, general and administrative expenses.

         In April 2002, union employees of the Company's Motor Products subsidiary agreed to modify their collective bargaining agreement, allowing a two-tiered compensation and benefits arrangement. In July 2002, the Company closed its MP - Ohio facility and consolidating the production from that facility to the Motor Products facility located in Michigan. A one-time cost related to the move of approximately $200,000 was recorded in the third quarter of 2002.

         Income from operations for the Company's Other segment was $44,000 for the first nine months of 2002 and represents lease income on the former Cramer building. The prior year quarter results include the results of operations of Cramer, which reported a loss from operations of $352,000.

         Corporate expenses included in selling, general and administrative costs were $2.9 million in the first nine months of 2002, as compared to $2.9 million in the prior year period. The impact of the expense estimate of outstanding workman's compensation claims, increased professional fees, other miscellaneous expenses was offset by reductions in personnel at the corporate office.

         Interest expense. Interest expense was $1.4 million for the first nine months of 2002, as compared to $3.4 million in prior year period. The current year period includes income of $556,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year includes interest expense of $533,000, resulting from an increase in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $2.0 million for the current period, as compared to $2.9 million in the prior year. Interest expense decreased primarily as a result of lower debt levels.

         Income tax benefit. The Company recorded an income tax benefit of $5.2 million for 2002 of which $4.8 million was as a result of recent changes in federal tax laws, which allow the carryback of net operating losses for five years.

         Loss from discontinued operations. Discontinued operations represent the operations of Sooner Trailer and the Coils segment.

         For the first nine months of 2001, the Company recorded a loss from discontinued operations of $1.2 million (net of a tax benefit of $336,000). Revenues from discontinued operations for the period were $28.6 million.

         Net income (loss) available for common shareholders. Net income available for common shareholders was $768,000, or $.13 per share, in the first nine months of 2002, as compared to a net loss of $4.7 million, or $.80 per share, in the prior year period. Income or loss available for common shareholders is calculated by subtracting dividends on preferred stock of $1,009,000 and $984,000 for 2002 and 2001, respectively.

         Liquidity and Capital Resources

         Cash and cash equivalents were $248,000 at July 28, 2002. The Company had negative working capital of $10.6 million at July 28, 2002, as compared to negative working capital of $14.4 million at October 28, 2001. Net cash provided by operating activities of continuing operations was $5.0 million as compared to net cash provided by operating activities from continuing operations of $727,000 in the prior period.

         Cash flows used in investing activities from continuing operations was 662,000 including $293,000 for capital expenditures for equipment. Cash flows provided by investing activities from continuing operations also includes approximately $6.0 million received for asset sales in the prior year. The Company currently plans to invest approximately $90,000 during the remainder of fiscal 2002. Management anticipates funding capital expenditures with cash from operations and proceeds from the Company's revolving credit facility.

         Net cash used in financing activities from continuing operations included net repayments of $4.4 million under the Company's revolving credit agreement, debt repayments of $242,000, and the payment in full of related party debt of $400,000.

         At July 28, 2002, $17.6 million was outstanding under the Company's revolving credit facility. As a result of noncompliance with covenants contained in its revolving credit facility at October 29, 2000, the Company, in February 2001, entered into an amendment to its revolving credit facility, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment called for reductions in the outstanding balance during calendar 2001, modified the interest rates charged and required additional collateral and reporting requirements. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.0 million at July 28, 2002, and prohibits the payment of preferred or common stock dividends. In addition, the amendment required the Company to maintain minimum operating profits. Beginning in August 2001, the Company was not in compliance with the minimum operating profit covenant. In February 2002, the company entered into a further amendment to the facility, which extends the maturity date to December 31, 2002. This amendment calls for further reductions to the outstanding balance based on expected future asset sales. In addition, the interest rate was modified so that borrowings under the facility are charged interest at the Prime Rate plus 1.75% though June 30, 2002. Beginning July 1, 2002, borrowings under the facility will be charged interest at the Prime Rate plus 2.75%. At July 28, 2002 the Prime Rate was 4.75%. At July 28, 2002, $2.1 million was available under the facility for additional borrowing. At the end of the third quarter of 2002, the Company was not in compliance with its debt covenant requirements, however, the Company has entered into a thirteenth amendment which anticipates that the Company and its lenders will agree upon replacement debt covenants.

         The Company has a interest rate swap agreement with its banks with notional amounts totaling $4.85 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates. In that the Company's interest rate swap agreements do not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.


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

         o In that the Company's outstanding derivative instrument does not meet the stringent requirements for hedge accounting under SFAS 133, future earnings could reflect greater volatility.

         Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK

         The Company uses a revolving credit facility, an industrial revenue bond and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the prime rate. The Company uses interest rate swap agreements to partially hedge interest rate exposure associated with the Company's variable rate debt. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, industrial revenue bonds and term loans in effect at July 28, 2002. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).


                                                                                                                          Fair Value
                                                      Year of Maturity                                     Total Due          at
                                        2002      2003      2004      2005      2006      Thereafter      at Maturity      07/28/02
                                        ----      ----      ----      ----      ----      ----------      -----------      --------

         Debt:
            Fixed rate                  $ 1,404     $  253    $  258    $  92     $  96     $    8           $ 2,111        $ 2,111
            Average interest rate          8.0%       8.0%      8.0%     8.0%      8.0%       8.0%
            Variable rate               $17,900     $  300    $  600    $ 600     $ 600     $2,450           $22,450        $22,450
            Average interest rate          8.1%       2.8%      2.8%     2.8%      2.8%       2.8%

         Interest rate swap agreements:
            Variable to fixed swap      $     -     $4,850    $    -    $   -     $   -     $    -           $ 4,850        $  (143)
            Average pay rate                          4.2%
            Average receive rate                      1.4%

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

         Item 3.           Defaults Upon Senior Securities

         Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $2,325,000.

         Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.       Description

         10.23 Twelfth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One, Michigan and PNC Bank, N.A. effective July 8, 2002.

         10.24 Thirteenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One, Michigan and PNC Bank, N.A. effective July 30, 2002.

         11                Computation of Per Share Earnings

(b)      Form 8-K

         The Company filed a report on Form 8-K, dated July 9, 2002, to report under Item 5 that the Company had signed a definitive agreement to sell the stock of its Motor Products subsidiaries, which comprise a significant portion of Owosso's non-gearmotor business, to a subsidiary of Hathaway Corporation (Nasdaq: HATH) for $11.5 million in cash and a $300,000 note guaranteed by Hathaway Corporation.

         The Company filed a report on form 8-K, dated August 13, 2002, to report under Item 2 that the Company had completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation, a Delaware corporation and Motor Products - Ohio Corporation, a Delaware corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       OWOSSO CORPORATION



         Date:  September 10, 2002     By: /s/ George B. Lemmon, Jr.
                                           -------------------------
                                           George B. Lemmon, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

                                  Exhibit Index


Exhibit No.       Description                                                                    Page
-----------       -----------                                                                    ----

10.23             Twelfth Amendment to the Amended and Restated Credit                            A-1
                  Agreement by and among Owosso Corporation, its subsidiaries,
                  Bank One, Michigan and PNC Bank, N.A. effective July 8, 2002.


10.24             Thirteenth Amendment to the Amended and Restated Credit                         B-1
                  Agreement by and among Owosso Corporation, its subsidiaries,
                  Bank One, Michigan and PNC Bank, N.A. effective July 30, 2002


11                Computation of Per Share Earnings                                               C-1



99.1              302 Certification                                                               D-1


99.2              906  Certification                                                              E-1