Form 10-K
period 2002-10-27
OWOSSO CORP
filed 2003-01-27
CIK 921046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 27, 2002      Commission file number: 0-25066

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


            22543 Fisher Road, PO Box 6660, Watertown, New York 13601
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (315) 782-5910

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X].

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,750,000 as of April 26, 2002 (based upon the closing price for shares of the registrant's common stock as reported on The Nasdaq SmallCap Market for April 26, 2002, the last business day of the registrant's most recently completed second fiscal quarter).

As of January 7, 2003, 5,824,306 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on April 3, 2003 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business.

As of July 30, 2002, Owosso Corporation (the "Company") had one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical "Motors segment." Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC, and Universal. Established in 1974 in Watertown, New York, Stature is a progressive company, which emphasizes a partnership approach in all aspects of its business. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

In 1998, the Company formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its historical Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company ("Sooner Trailer"). During that time, however, the Company experienced a significant down-turn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its bank credit facility.

Throughout fiscal 2001, the Company remained out of compliance with financial covenants, including maintenance of minimum operating profit, under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001 and 2002, and in each case the Company's lenders agreed to forebear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances and to secure the lenders' agreement to forebear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July of 2002. As disclosed under Note 11 "Long-term Debt," the amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001 and 2002, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2002, the Company entered into a further amendment to the facility which extended the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance based on expected future asset sales and cash flow generated from operations.

Management intends to dispose of or liquidate additional non-operating assets during fiscal 2003, including real estate at the Company's former Cramer Company ("Cramer") and Snowmax Corporation subsidiaries and various notes receivable, which arose from previous asset divestitures. Proceeds from these sales and collections, which are expected to be between $1.5 and $2.5 million net of taxes, and an anticipated tax refund of approximately $1.3 million will be utilized to further reduce the Company's outstanding balance under its bank credit facility. Management believes that, along with the sale of assets, the tax refund, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003. In addition, management believes that the Company will be in compliance with its bank covenant requirements throughout fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

On July 30, 2002, the Company completed the sale of all of the outstanding stock of its Motor Products subsidiaries, manufacturers of fractional and integral horsepower motors. The purchase price paid by Hathaway Motion Control Corporation (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, payable six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. As a result of this transaction, the Company presently has only one operating subsidiary, Stature.

The Company's historical Other segment included Dura-Bond Bearing Company ("Dura-Bond") and Cramer Company ("Cramer"). Dura-Bond manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market. On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4.6 million, the net assets of which included debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated fair value. Such charge represented a reduction in goodwill and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2001.

Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2.0 million, plus the assumption of approximately $400,000 in liabilities. As a result of the sale, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the operating assets (excluding the real estate) of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Cramer assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represented the write-down of goodwill of $400,000 and the write-down of other non-current assets of $1.2 million and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2000. On September 23, 2001, the Company sold substantially all of the remaining operating assets (excluding the real estate) of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with that sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third fiscal quarter of 2001. The Company recorded a pretax charge of $270,000 in the fourth quarter of 2002 to adjust the carrying value for the Cramer real estate to the estimated fair value, based upon an estimated sales price of the assets and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2002.

The Company's historical Coils segment manufactured heat exchange coils and included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK, Limited ("Astro UK"). Astro UK was a joint venture with the Company's largest customer, Bergstrom, Inc. On May 9, 2001, the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000) was completed. Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's bank credit facility.

On October 26, 2001, the Company completed the sale of the assets of the remaining businesses in its Coils segment, Astro Air and Snowmax (together, the "Coils Subsidiaries"). The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale of $5.6 million were utilized to reduce the Company's bank credit facility. The Buyer also assumed approximately $3.7 million of liabilities. The Company recorded a pretax charge of $9.3 million related to this sale in the fourth quarter of 2001. The Company recorded a charge of $520,000 net of taxes in the fourth quarter of 2002 to adjust the carrying value for the real estate assets to the estimated fair value, based upon an estimated sales price of the assets. The Company has reported the results of the Coils segment as discontinued operations for all periods presented in the consolidated statements of operations.

On January 24, 2001, the Company completed the sale of stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2.0 million related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8.6 million in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale. Sooner Trailer had been included in the Company's historical Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

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

No material portion of the Company's business is seasonal, nor was any historical segment's seasonal.

A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 14%, 15% and 12% of total sales from continuing operations for 2002, 2001 and 2000, respectively.

The Company's backlog of unfilled orders for the historical Motors segment was $5.5 million as of December 12, 2002, as compared to $12.3 million as of December 23, 2001. The backlog for 2001 includes the Motor Products subsidiaries.

The Company's business is highly competitive. Competition is based primarily on design and application engineering capabilities and product reliability and quality, as well as price.

The Company has approximately 200 employees and believes that its relationship with its employees is good.

The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's facilities may result, and may have resulted, in the discharge and release of hazardous substances and wastes from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

The Company's manufacturing operations involve the storage, use, handling and disposal of various hazardous substances and wastes. Under applicable federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, under or discharged from such property. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

Executive officer(s) of the registrant

The sole executive officer of the Company is:

Name                                  Age           Positions
----                                  ---           ---------
George B. Lemmon, Jr. ......           41           President, Chief Executive
                                                    Officer, and Director


George B. Lemmon, Jr. became President of the Company in May 1996, and has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since its inception in March 1994. Mr. Lemmon has been acting as the Company's principle accounting officer and principle financial officer since February 2002. Prior to joining the Company, Mr. Lemmon was the CFO of Brynavon Group, a private equity firm that contributed part of its investment portfolio to the Company in exchange for shares during the initial public offering of the Company in October of 1994.

Item 2.  Properties.

The Company's principal executive offices and manufacturing, warehousing and distribution facility are located at 22543 Fisher Road, Watertown, New York. This facility consists of approximately 112,000 square feet, of which 107,800 square feet are dedicated to manufacturing, warehousing and distribution, with the remaining portion dedicated to office space. This facility is utilized by Stature, the Company's sole remaining business, and is subject to a mortgage securing a $4.6 million industrial revenue bond financing.

The Company's former principal executive offices, located at 2200 Renaissance Boulevard, King of Prussia, Pennsylvania, are still under lease. This location consists of approximately 12,700 square feet of office space. The lease, which expires in September 2006, requires annual rental payments of approximately $305,000 plus taxes and certain other charges. In 2000, the Company entered into a sublease agreement for approximately 5,000 square feet of this office space. Under the sublease agreement, which expires in September 2006, the Company receives annual sublease rental payments aggregating $119,000. The Company is actively seeking to sublease the remaining 7,700 square feet of space.

The Company continues to own a 92,000 square foot manufacturing facility located in Avon, Connecticut which housed the Company's former Cramer subsidiary, and a 90,000 square foot manufacturing facility located in Kilgore, Texas, which housed the Company's former Snowmax subsidiary. The Company is actively seeking to sell these facilities.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings.

As discussed in Item 7 under "Environmental Matters," the Company is a party to various legal proceedings concerning environmental regulations. In addition, the Company is a party to various lawsuits arising in the ordinary course of business, none of which is expected to be material with respect to the business assets or continuing operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock began its listing on the Nasdaq SmallCap Market under the symbol "OWOS" in February 2001. Prior to that, the Company's common stock was listed on the Nasdaq National Market.

During the second quarter of fiscal of 2002, the Company was notified by the Nasdaq Stock Market that the Company's stock was to be delisted from the Nasdaq SmallCap Market for failure to meet the SmallCap Market's criteria of continued listing, including the $1.00 per share minimum bid price. The Company announced it would appeal the delisting, and in the fourth quarter of fiscal 2002 the Company received notice from the Nasdaq Stock Market that the Company had met certain of the continued listing criteria for the SmallCap Market, and that the Company would have an additional 180 calendar days, or until February 10, 2003, to demonstrate compliance with the SmallCap Market's $1.00 per share minimum bid price requirement. The Company can make no assurances that it will be able to demonstrate compliance with the $1.00 per share minimum bid price requirement.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock.

     Fiscal year ended October 27, 2002:           High               Low
                                                   ----               ---

              First Quarter                       $0.550             $0.100

              Second Quarter                      $0.780             $0.210

              Third Quarter                       $0.850             $0.290

              Fourth Quarter                      $0.805             $0.450

     Fiscal year ended October 28, 2001:           High               Low
                                                   ----               ---

              First Quarter                       $2.000             $0.813

              Second Quarter                      $1.953             $0.720

              Third Quarter                       $1.250             $0.860

              Fourth Quarter                      $1.000             $0.300

As of January 9, 2003, there were approximately 120 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 450.

Effective for the second quarter of 2000, the Company modified certain covenants included in its bank credit facility. In connection with such modifications, the Company was, and continues to be, prohibited from making common stock dividend payments subsequent to August 28, 2000. Further modifications to the Company's bank credit facility in February 2001 resulted in the Company also being prohibited from making future preferred stock dividend payments and from purchasing the Company's stock.

Item 6.  Selected Financial Data.

The information set forth below, which has been derived from the audited consolidated financial statements of the Company, has been restated to reflect the Coils segment and Agricultural Equipment as discontinued operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Fiscal Year Ended
                                                  -----------------------------------------------------------
                                                  Oct. 27,    Oct. 28,     Oct. 29,     Oct. 31,     Oct. 25,
                                                   2002(4)        2001         2000      1999(1)      1998(2)
                                                   -------        ----         ----      -------      -------
                                                             (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $36,901    $ 54,326     $ 75,204      $84,214      $95,264
Cost of products sold                               31,242      43,897       59,429       65,009       72,742
                                                   -------    --------     --------      -------      -------
Gross profit                                         5,659      10,429       15,775       19,205       22,522
Selling, general and administrative
         expenses                                    8,224      11,183       13,240       16,305       19,229
Restructuring charge                                    --          --           --           --          909
Write-down of net assets held for sale                 381       1,100        2,800           --        1,635
                                                   -------    --------     --------      -------      -------
Income (loss) from operations                       (2,946)     (1,854)        (265)       2,900          749
Interest expense                                     1,588       4,335        5,069        4,947        4,788
Gain on sale of business                            (6,055)         --           --           --       (2,775)
Other (income) expense                                  --        (110)         530         (444)         (87)
                                                   -------    --------     --------      -------      -------

Income (loss) from continuing
     operations before income taxes                  1,521      (6,079)      (5,864)      (1,603)      (1,177)
Income tax expense (benefit)                        (4,197)     (1,968)      (1,082)        (658)         812
                                                   -------    --------     --------      -------      -------
Income (loss) from continuing operations             5,718      (4,111)      (4,782)        (945)      (1,989)

Discontinued operations:
     Income (loss) from
        discontinued operations                       (520)     (2,073)        (290)       2,722        2,691


     Loss on disposal of discontinued
          operations                                    --     (10,040)      (8,600)          --           --
Cumulative effect of accounting change                  --        (67)           --           --           --
                                                   -------    --------     --------      -------      -------
Net income (loss)                                    5,198     (16,291)     (13,672)       1,777          702
Dividends and accretion on preferred stock          (1,349)     (1,316)      (1,121)      (1,095)      (1,070)
                                                   -------    --------     --------      -------      -------

Net income (loss) available to common
          Shareholders                             $ 3,849    $(17,607)    $(14,793)     $   682      $  (368)
                                                   =======    ========     ========      =======      =======

Basic and diluted income (loss) available
        for common shareholders from
        continuing operations per  share           $   .75     $ (0.93)     $ (1.01)     $ (0.35)     $ (0.53)

Weighted average number of common
            shares outstanding (basic)               5,824       5,866        5,844        5,826        5,813

                                                                      Fiscal Year Ended
                                                  -----------------------------------------------------------
                                                  Oct. 27,    Oct. 28,     Oct. 29,     Oct. 31,     Oct. 25,
                                                   2002(4)        2001         2000      1999(1)      1998(2)
                                                   -------        ----         ----      -------      -------
                                                                       (in thousands)
OTHER DATA:
Capital expenditures                                $  132      $  757       $1,195       $3,789       $7,838
Depreciation and amortization                        3,840       3,867        5,025        4,984        4,968
EBITDA (3)                                           1,275       3,113        7,560        7,884        8,261

                                                                      Fiscal Year Ended
                                                  -----------------------------------------------------------
                                                  Oct. 27,    Oct. 28,     Oct. 29,     Oct. 31,     Oct. 25,
                                                   2002(4)        2001         2000         1999         1998
                                                   -------        ----         ----         ----         ----
BALANCE SHEET DATA:
Total assets                                       $27,970     $46,394      $81,163     $105,345     $116,499
Total short-term and long-term obligations          13,545      29,604       49,968       54,222       67,024
Shareholders' equity                                 4,252         403       18,432       33,984       34,643

--------------------------------------------------------------------------------

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

(3) EBITDA represents income from continuing operations before income taxes, interest expense, other income and expense, gain on the sale of businesses, write-down of net assets held for sale, restructuring charges, and depreciation and amortization expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Consolidated Statements of Cash Flows, and the related notes thereto included elsewhere herein.

(4)      The results include Motor Products which was sold July, 30, 2002

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

As of July 30, 2002, Owosso Corporation (the "Company") had one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical "Motors segment." Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC and Universal. Established in 1974 in Watertown, New York, Stature is a progressive company, which emphasizes a partnership approach in all aspects of its business. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

In 1998, Company formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer Manufacturing Company ("Sooner Trailer"). During that time, however, the Company experienced a significant downturn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its bank credit facility.

Throughout fiscal 2001, the Company remained out of compliance with financial covenants, including maintenance of minimum operating profit, under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001 and 2002, and in each case the Company's lenders agreed to forebear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances and to secure the lenders' agreement to forebear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July of 2002. As disclosed under Note 11 "Long-term Debt," the amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001 and 2002, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2002, the Company entered into a further amendment to the facility which extended the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance based on expected future asset sales and cash flow generated from operations.

Management intends to dispose of or liquidate additional non-operating assets during fiscal 2003, including real estate at the Company's former Cramer Company ("Cramer") and Snowmax Corporation subsidiaries and various notes receivable which arose from previous asset divestitures. Proceeds from these sales and collections, which are expected to be between $1.5 and $2.5 million net of taxes, and an anticipated tax refund of approximately $1.3 million will be utilized to further reduce the Company's outstanding balance under its bank credit facility. Management believes that, along with the sale of assets, the tax refund, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003. In addition, management believes that the Company will be in compliance with its bank covenant requirements throughout fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

On July 30, 2002, the Company completed the sale of all of the outstanding stock of its Motor Products subsidiaries, manufacturers of fractional and integral horsepower motors. The purchase price paid by Hathaway Motion Control Corporation (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, payable six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. As a result of this transaction, the Company presently has only one operating subsidiary, Stature.

The Company's historical Other segment included Dura-Bond Bearing Company ("Dura-Bond") and Cramer Company ("Cramer"). Dura-Bond manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market. On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4.6 million, the net assets of which included debt of approximately $5.0 million. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated fair value. Such charge represented a reduction in goodwill and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2001.

Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2.0 million, plus the assumption of approximately $400,000 in liabilities. As a result of the sale, the name of the company was changed from M.H. Rhodes, Inc. to Cramer Company. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the operating assets (excluding the real estate) of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Cramer assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represented the write-down of goodwill of $400,000 and the write-down of other non-current assets of $1.2 million and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2000. On September 23, 2001, the Company sold substantially all of the remaining operating assets (excluding the real estate) of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with that sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third fiscal quarter of 2001. The Company recorded a pretax charge of $270,000 in the fourth quarter of 2002 to adjust the carrying value for the Cramer real estate to the estimated fair value, based upon an estimated sales price of the assets and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2002.

The Company's historical Coils segment manufactured heat exchange coils and included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK, Limited ("Astro UK"). Astro UK was a joint venture with the Company's largest customer, Bergstrom, Inc. On May 9, 2001, the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000) was completed. Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's bank credit facility.

On October 26, 2001, the Company completed the sale of the assets of the remaining businesses in its Coils segment, Astro Air and Snowmax (together, the "Coils Subsidiaries"). The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale of $5.6 million were utilized to reduce the Company's bank credit facility. The Buyer also assumed approximately $3.7 million of liabilities. The Company recorded a pretax charge of $9.3 million related to this sale in the fourth quarter of 2001. The Company recorded a charge of $520,000 net of taxes in the fourth quarter of 2002 to adjust the carrying value for the real estate assets to the estimated fair value, based upon an estimated sales price of the assets. The Company has reported the results of the Coils segment as discontinued operations for all periods presented in the consolidated statements of operations.

On January 24, 2001, the Company completed the sale of stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2.0 million related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8.6 million in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale. Sooner Trailer had been included in the Company's historical Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

Critical Accounting Policies

         The SEC recently issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by SEC.

         Use of estimates. In preparing the Consolidated Financial Statements we use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for doubtful accounts, provisions for restructuring charges, tax valuation allowances and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

         Contingencies. We account for contingencies in accordance with SFAS No. 5, " Accounting for Contingencies." SFAS No. 5 requires that we record estimated loss from a loss contingency when information available prior to issuance of the Consolidated Financial Statement indicates that it is probable that an asset has been impaired or liability has been incurred at the date of the Consolidated Financial Statements and the amount of the loss can be reasonable estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be overstated or understated.

         Impairments of Long-Lived Assets. We record impairments losses on long-lived assets used in used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceedes the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. If the actual value is significantly less than the estimated value, our assets may be overstated.

         Inventories. We record the value of inventory at the lower of cost or market, and periodically review the book value of products and product lines to determine if they are properly valued. We also periodically review the composition of our inventories and seek to identify slow-moving inventories. In connection with those reviews, we seek to identify products that may not be properly valued and assess the ability to dispose of them at a price greater than cost. If it is determine that the cost is less than market value, then cost is used for inventory valuation. If a write down to current market value is necessary, the market value cannot be greater than the net realizable value, sometimes called the ceiling (defined as selling price less cost to complete and dispose), and cannot be lower than net realizable value less a normal profit margin, sometimes called the floor. If the actual value is significantly less than the recorded value, our assets may be overstated.

Results of Operations

The Company's fiscal year includes 52 or 53 weeks, ending on the last Sunday in October. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

Year ended October 27, 2002 compared to year ended October 28, 2001

Net sales. Net sales for 2002 were $36.9 million, as compared to net sales of $54.3 million in 2001, a decrease of 32.0%. Net sales from Motors, the Company's only remaining segment decreased to $36.9 million in 2002, as compared to $51.4 million in 2001, a decrease of 28.2%. These results include the effects of the disposition of Motor Products in July 2002, the effects of the general economic slowdown on the Company's primary markets, particularly the heavy truck and recreational vehicle markets, as well as the effects of increased Pacific Rim competition in the healthcare market. These results also include the effect of disposing of Cramer's operating assets (excluding the real estate) in 2001. Sales attributed to Cramer were $2.9 million in 2001.

Loss from operations. For 2002, the Company recorded a loss from operations of $2.9 million, as compared to a loss from operations of $1.9 million in 2001. These results reflect decreased sales volumes and decreased margins caused by price pressures and changes in product mix, as well as the under absorption of overhead costs, partially offset by a reduction in selling, general and administrative expenses.

The current year loss includes a charge of $381,000, as compared to $1.1 million in 2001 for the write-down of net assets held for sale, related to the Cramer real estate asset.

Interest expense. Interest expense decreased to $1.6 million for 2002 from $4.3 million in the prior year, primarily as a result of lower debt levels. The current period includes a charge of $589,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates. This charge was recorded in accordance with SFAS No. 133.

Other (income) expense. For 2001, other (income) expense primarily represents the partial recovery of a note received in connection with the sale of certain Cramer assets in 1999 (the "Cramer Note Receivable").

Income tax expense (benefit). The Company recorded an income tax benefit of $4.5 million for 2002 of which $4.3 million was as a result of recent changes in federal tax laws, which allow the carryback of net operating losses for five years. The Company recorded an income tax expense at an effective rate of 6.4% for 2002, when excluding the $4.3 million tax benefit as compared to an effective tax rate of 32.4% in the prior year.

Income (loss) from discontinued operations. For 2002, the Company recorded a loss from discontinued operations, representing the remaining real estate asset of the Coils segment, of $520,000 (net of income tax expense of $268,000). For 2001, the Company recorded a loss from discontinued operations, representing the operations of Sooner Trailer and the Coils segment, of $12.1 million (net of income tax expense of $514,000) on revenues of $35.6 million. The prior year results reflect a pre-tax loss on the sale of the Coils segment of $10.0 million.

Net income (loss) available for common stockholders. Net income available for common shareholders was $3.8 million, or $.66 per share, in 2002, as compared to a net loss of $17.6 million, or $3.00 per share, in the prior year. Income
(loss) available for common shareholders is calculated by subtracting dividends of preferred stock of $1.3 million for both 2002 and 2001, respectively.

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

Net income (loss) available for common stockholders. Net loss available for common shareholders was $17.6 million, or $3.00 per share, in 2001, as compared to a net loss of $14.8 million, or $2.53 per share, in the prior year. Income
(loss) available for common shareholders is calculated by subtracting dividends of preferred stock of $1.3 million and $750,000 for 2001 and 2000, respectively, and by deducting the non-cash accretion in book value of preferred stock of $371,000 for 2000.

Liquidity and Capital Resources

At October 27, 2002, cash and cash equivalents were $524,000. The Company had negative working capital of $5.4 million, as compared to negative working capital of $14.4 million at October 28, 2001. This increase in working capital reflects the sale of the Motor Products subsidiary and an income tax refund that allowed the Company to pay down the current portion of long-term debt. Net cash provided by operating activities of continuing operations was $5.7 million for 2002, as compared to $1.5 million in the prior year. The increase in cash from operations was principally the result of the sale of the Motor Products subsidiaries and better operating results.

The Company currently plans to invest approximately $250,000 in capital expenditures during fiscal 2002. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's bank credit facility.

Net cash used in financing activities included net repayments of $15.1 million under the Company's revolving credit agreement, debt repayments of $959,000, including the repayment of $400,000 of related party debt.

At October 27, 2002, $6.9 million was outstanding under the Company's bank credit facility. On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the bank credit facility, which was further amended in February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibited the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment called for further reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA. See Item 7. "General" section. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.5% at October 27, 2002).

The Company has an interest rate swap agreement with its bank with a notional amount totaling $4.9 million. The Company entered into these agreements to change the fixed/variable interest rate mix of its debt portfolio, in order to reduce the Company's aggregate risk from movements in interest rates. The value of the swap agreement at October 27, 2002 is ($110,000).

Environmental Matters

The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

In connection with the Company's divestitures of its operating businesses over the past four years, it has agreed to indemnify buyers from and against certain known and unknown environmental liabilities. In addition, the Company may be liable for the costs of removal or remediation of hazardous or toxic substances on, in, under or discharged from it's current or previously owned real property under applicable federal, state and local environmental laws, ordinances and regulations.

A subsidiary of the Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Old Saybrook facility was previously located and conduct any remedial measures which may be required. In the second quarter of 2000, the Company revised its estimate of the cost to complete the remedial measures required at the site. The revision to the estimate resulted in a reduction in the liability of $260,000. Based upon the amounts recorded as liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial results of the Company.

Recently Issued Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effects of adopting these statements on its consolidated financial position or results of operations.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition provisions of this statement shall be effective financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-K, including those which express "belief," "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to the "Safe Harbor" provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         o The Company's common stock is currently traded on the Nasdaq SmallCap Market. For continued listing the Nasdaq SmallCap Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. Nasdaq has notified the Company that it has failed to maintain this continued listing requirement, and will commence procedures to delist the Company's securities from the Nasdaq SmallCap Market unless the Company has regained compliance with this listing requirement by February 10, 2003. If, at anytime before February 10, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the continued listing requirements. If delisted from the Nasdaq SmallCap Market, the Company's common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company's common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

         o The Company has divested all but one of its operating businesses over the past four years. The Company remains responsible for certain third party liabilities in connection with these transactions, including product liabilities, environmental liabilities and taxes, and has obligations to indemnify the buyers against certain matters arising out of the transactions. Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer(s) will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company uses a bank credit facility, industrial revenue bonds and term loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the prime rate. The Company uses interest rate swap agreements to partially change interest rate exposure associated with the Company's variable rate debt. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at October 27, 2002. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. Notes 10 and 11 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                 Year of Maturity                                         Fair Value
                                -----------------------------------------------------------    Total Due          at
                                   2003      2004      2005      2006      2007  Thereafter  at Maturity    10/27/02
                                   ----      ----      ----      ----      ----  ----------  -----------    --------
Debt:
    Fixed rate                  $ 1,451     $ 254     $ 216     $  93     $  81       $   -     $  2,095    $  2,095
    Average interest rate           8.0%      8.0%      8.0%      8.0%      8.0%        8.0%
    Variable rate               $ 7,500     $ 600     $ 600     $ 900     $ 900       $ 950     $ 11,450    $ 11,450
    Average interest rate           2.8%      2.8%      2.8%      2.8%      2.8%        2.8%

Interest rate swap agreements:
    Variable to fixed swaps     $ 4,550     $   -     $   -     $   -     $   -       $   -     $  4,550    $   (110)
    Average pay rate                4.2%
    Average receive rate            2.1%

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-28, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on April 3, 2003, information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

Item 11. Executive Compensation.

The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference in response to this
Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company's equity compensation plans as of October 27, 2002. All outstanding awards relate to the Company's common stock. For additional information about the Company's equity compensation plans, see note 19 of Notes to Consolidated Financial Statements under Item 8.

                                                                                              Number of securities
                                                                                             remaining available for
                                        Number of securities                                  future issuance under
                                          to be issued upon         Weighted-average           equity compensation
                                             exercise of            exercise price of           plans (excluding
                                        outstanding options,      outstanding options,       securities reflected in
Plan category                            warrants and rights       warrants and rights             column (a))
------------------------------------    ----------------------    ----------------------    --------------------------
                                                 (a)                       (b)                          (c)

Equity Compensation plans approved             324,000                    $7.74                      676,000
by security holders.................

Equity compensation plans not
approved by security holders........                 0                        0                            0

         Total .....................           324,000                    $7.74                      676,000

The other information required under this Item is contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on April 3, 2003, and is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions.

The information contained in the section titled "Certain Relationships and Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this
Item 13.

Item 14. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer concluded that, as of Evaluation Date, the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K, dated July 30, 2002, to report under Item 2 that the Company had completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation, a Delaware corporation and Motor Products - Ohio Corporation, a Delaware corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors.

         The Company filed a report on Form 8-K, dated July 30, 2002, to comply with a condition imposed on the Company by the Nasdaq Listing Qualification Panel on August 13, 2002 and to avert a delisting of the Company's common stock from the Nasdaq SmallCap Market. The condition required the Company to file a July 28, 2002 balance sheet with pro forma adjustments for any significant events or transactions occurring on or before September 11, 2002 and evidencing shareholders' equity of at least $7,000,000. Accordingly, the Company filed a pro forma condensed consolidated balance sheet as of July 28, 2002.

(c)      Exhibits

Exhibit No                                  Description
--------------------------------------------------------------------------------
*2.1 Stock Purchase Agreement among Hathaway Motion Control Corporation, Motor Products -- Owosso Corporation, Motor Products -- Ohio Corporation, and Owosso Corporation, dated July 8, 2002. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 30, 2002).

*2.2 Asset Purchase Agreement among Rex Dacus, Dacus Properties, Inc., Astro Air Coils, Inc. and Snowmax Incorporated, dated October 26, 2001 (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 26, 2001).

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

#*10.1 1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).

  10.2 Employment Agreement between Michael Koepke and Owosso Motor Group, Inc., dated September 30, 1996.

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


 *10.18 Amendment Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., dated February 12, 2001 (Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended October 29, 2000).


 10.19 Executive Salary Continuation Agreement between Owosso Corporation and John M. Morrash, dated August 27, 2001.


 *10.20 Seventh Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective May 9, 2001 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2001).

 *10.21 Tenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective February 8, 2002 (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 28, 2001).

 *10.22 Eleventh Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective May 16, 2002 (Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 2002).

 *10.23 Twelfth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective July 8, 2002 (Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2002).

 *10.24 Thirteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective July 30, 2002 (Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2002).

  10.25 Fourteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective September 30, 2002.

  10.26            Fifteenth Amendment to Amended and Restated Credit Agreement
                  by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective October 27, 2002.

  10.27 Sixteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective December 13, 2002.

  10.28 Executive Salary Continuation Agreement between Owosso Corporation and George B. Lemmon, Jr., dated October 1, 2001.

  10.29 Executive Salary Continuation Agreement between Owosso Corporation and Kirk E. Moore, dated August 27, 2001.

  10.30 Executive Salary Continuation Agreement between Owosso Corporation and Harry Holiday III, dated August 24, 2001.

  11              Computation of per share earnings

  21              Subsidiaries of the registrant.

  23              Consent of Deloitte & Touche LLP

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

---------------
*        Incorporated by reference.

#        Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OWOSSO CORPORATION

Date: January 23, 2003              By: /s/ George B. Lemmon, Jr.
                                        ---------------------------------------
                                        George B. Lemmon, Jr., President, Chief
                                        Executive Officer (principal executive
                                        officer, principal financial officer
                                        and principal accounting officer)
                                        and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on January 23, 2003, in the capacities indicated:

Signature                             Title

/s/  John R. Reese
------------------------
John R. Reese                         Chairman of the Board and Director

/s/ George B. Lemmon, Jr.
------------------------
George B. Lemmon, Jr.                 President, Chief Executive Officer
                                      (principal executive officer, principal
                                      financial officer and principal accounting
                                      officer) and Director

/s/ Ellen D. Harvey
------------------------
Ellen D. Harvey                       Director

/s/ Harry E. Hill
------------------------
Harry E. Hill                         Director

/s/ Lowell P. Huntsinger
------------------------
Lowell P. Huntsinger                  Director

/s/ Eugene P. Lynch
------------------------
Eugene P. Lynch                       Director

/s/ James A. Ounsworth
------------------------
James A. Ounsworth                    Director

                                 CERTIFICATIONS

         I, George B. Lemmon, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Owosso
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-4) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or other persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 23, 2003



                                       /s/ George B. Lemmon, Jr.
                                           ----------------------------------
                                           George B. Lemmon, Jr.
                                           President and Chief Executive Officer
                                           (principal executive officer and
                                           principal financial officer)

OWOSSO CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                      Page

INDEPENDENT AUDITORS' REPORT                                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 27, 2002,
  OCTOBER 28, 2001, AND OCTOBER 29, 2000:

   Statements of Operations                                                              F-2

   Balance Sheets                                                                        F-3

   Statements of Changes in Shareholders' Equity                                         F-4

   Statements of Cash Flows                                                              F-5

   Notes to Consolidated Financial Statements                                        F-6 - F-24

FINANCIAL STATEMENT SCHEDULE II                                                         F-25

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
   Owosso Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 27, 2002 and October 28, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 27, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 27, 2002 and October 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 27, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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





Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 13, 2002

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended
                                                                        ---------------------------------------------------
                                                                          October 27,        October 28,        October 29,
                                                                              2002               2001              2000
                                                                        -------------       ------------      ------------
Net sales                                                                $ 36,901,000       $ 54,326,000      $ 75,204,000
Costs of products sold                                                     31,242,000         43,897,000        59,429,000
                                                                        -------------       ------------      ------------
Gross profit                                                                5,659,000         10,429,000        15,775,000
Selling, general and administrative expenses                                8,224,000         11,183,000        13,240,000
Write-down of net assets held for sale                                        381,000          1,100,000         2,800,000
                                                                        -------------       ------------      ------------
Loss from operations                                                       (2,946,000)        (1,854,000)         (265,000)
Interest expense                                                            1,588,000          4,335,000         5,069,000
Gain on sale of Business                                                   (6,055,000)                --                --
Other (income) expense                                                             --           (110,000)          530,000
                                                                        -------------       ------------      ------------
Income (loss) from continuing operations before income taxes                1,521,000         (6,079,000)       (5,864,000)
Income tax benefit                                                         (4,197,000)        (1,968,000)       (1,082,000)
                                                                        -------------       ------------      ------------
Income (loss) from continuing operations                                    5,718,000         (4,111,000)       (4,782,000)

Discontinued operations:
     Loss from discontinued operations, net of income tax
         benefit of $268,000, $514,000 and $522,000                          (520,000)        (2,073,000)         (290,000)
     Loss on disposal of discontinued operations                                   --        (10,040,000)       (8,600,000)
                                                                        -------------       ------------      ------------
Income (loss) before cumulative effect of accounting change                 5,198,000        (16,224,000)      (13,672,000)

Cumulative effect of accounting change (net of tax of $34,000)                     --            (67,000)               --
                                                                        -------------       ------------      ------------
Net income (loss)                                                           5,198,000        (16,291,000)      (13,672,000)
Dividends and accretion on preferred stock                                 (1,349,000)        (1,316,000)       (1,121,000)
                                                                        -------------       ------------      ------------
Net income (loss) available for common shareholders                      $  3,849,000       $(17,607,000)     $(14,793,000)
                                                                        =============       ============      ============
Basic and diluted income (loss) per common share:
   Income (loss) available for common shareholders
     from continuing operations                                          $       0.75       $      (0.93)          $ (1.01)
   Loss from discontinued operations                                            (0.09)             (2.06)            (1.52)
   Cumulative effect of accounting change, net                                     --              (0.01)               --
                                                                        -------------       ------------      ------------
Net income (loss) available for common shareholders per share            $       0.66       $      (3.00)          $ (2.53)
                                                                        =============       ============      ============

Weighted average number of common shares outstanding:
    Basic                                                                   5,824,000          5,866,000         5,844,000
                                                                        =============       ============      ============
    Diluted                                                                 5,824,000          5,866,000         5,844,000
                                                                        =============       ============      ============

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  October 27,        October 28,
                                                                                                    2002                2001
                                                                                                 -------------      -------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                                 $    524,000       $    200,000
       Receivables, net                                                                             3,111,000          6,061,000
       Inventories, net                                                                             1,906,000          4,815,000
       Net assets held for sale                                                                       800,000          1,181,000
       Prepaid expenses and other                                                                     690,000          1,446,000
       Tax refund receivable                                                                          919,000          1,696,000
       Deferred taxes                                                                                 295,000          2,453,000
                                                                                                 ------------       ------------
           Total current assets                                                                     8,245,000         17,852,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                                  5,616,000         11,874,000
GOODWILL, NET                                                                                       8,405,000          9,395,000
OTHER INTANGIBLE ASSETS, NET                                                                        5,218,000          5,614,000
NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                                                   350,000          1,078,000
OTHER ASSETS                                                                                          136,000            581,000
                                                                                                 ------------       ------------
      TOTAL ASSETS                                                                               $ 27,970,000       $ 46,394,000
                                                                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                                   $ 2,025,000        $ 3,350,000
       Accrued compensation and benefits                                                              537,000          1,085,000
       Accrued expenses                                                                             2,085,000          3,738,000
       Related party debt                                                                                  --            400,000
       Current portion of long-term debt                                                            8,951,000         23,684,000
                                                                                                 ------------       ------------
           Total current liabilities                                                               13,598,000         32,257,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                                4,594,000          5,520,000
COMMON STOCK PUT OPTION                                                                               600,000            600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                         362,000          3,532,000
DEFERRED TAXES                                                                                      1,900,000          2,766,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                                   2,664,000          1,316,000
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
      Convertible preferred stock Class A, 7% in 2002 and 6% in 2001 cumulative, $.01 par value: 10,000,000 shares authorized; 1,071,428 shares issued and outstanding
          (aggregate liquidation value 2002 - $16,500,000 and 2001  - $15,750,000)                 15,000,000         15,000,000
      Common stock, $.01 par value; authorized 15,000,000 shares; issued
          5,874,345 shares in 2002 and 5,874,345 shares in 2001                                        59,000             59,000
      Additional paid-in capital                                                                   21,179,000         21,179,000
      Accumulated deficit                                                                         (31,587,000)       (35,436,000)
                                                                                                 ------------       ------------
                                                                                                    4,651,000            802,000
      Less treasury stock, at cost, 50,039 shares in 2002 and 2001                                   (399,000)          (399,000)
                                                                                                 ------------       ------------
          Total stockholders' equity                                                                4,252,000            403,000
                                                                                                 ------------       ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 27,970,000       $ 46,394,000
                                                                                                 ============       ============

      See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                   Additional       Other
                                             Preferred    Common    Paid-in     Comprehensive  Accumulated   Treasury
                                               Stock      Stock     Capital         Income       Deficit      Stock         Total
                                            ---------    --------  ----------   -------------   ----------   ---------      ------

BALANCE, OCTOBER 31, 1999                    14,630,000   59,000    21,682,000      (3,000)    (1,985,000   (399,000)    33,984,000

Net loss                                                                                      (13,672,000)              (13,672,000)

Other comprehensive income:

     Cumulative translation adjustment                                            (139,000)                                (139,000)
                                                                                                                       ------------
     Total comprehensive income (loss)                                                                                  (13,811,000)

Dividends                                                                                      (1,802,000)               (1,802,000)

Accretion on  convertible preferred
 stock                                          370,000                           (370,000)                                      --

Issuance of common stock                                                61,000                                               61,000
                                           ------------  -------   -----------    --------    -----------   --------   ------------

BALANCE, OCTOBER 29, 2000                    15,000,000   59,000    21,743,000    (142,000)   (17,829,000)  (399,000)    18,432,000

Net loss                                                                                      (16,291,000)              (16,291,000)

Other comprehensive income:

     Cumulative translation adjustment                                             142,000                                  142,000

     Total comprehensive income (loss)                                                                                  (16,149,000)

Dividends                                                                                      (1,316,000)               (1,316,000)

Exercise common stock put option                                      (600,000)                                            (600,000)

Issuance of common stock                                                36,000                                               36,000
                                           ------------  -------   -----------    --------    -----------   --------   ------------

BALANCE, OCTOBER 28, 2001                   $15,000,000   59,000    21,109,000   $           $(35,430,000)  (399,000)       403,000
                                           ------------  -------   -----------    --------    -----------   --------   ------------

Net Income                                                                                      5,198,000                 5,198,000

Other comprehensive income:

     Total comprehensive income (loss)                                                                                    5,198,000

Dividends                                                                                      (1,349,000)               (1,349,000)

Issuance of common stock

                                           ------------  -------   -----------    --------    -----------   --------   ------------
BALANCE, OCTOBER 27, 2002                   $15,000,000   59,000    21,109,000   $       -    (31,507,000)  (399,000)     4,252,000
                                           ------------  -------   -----------    --------    -----------   --------   ------------


See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------

                                                                                            Year Ended
                                                                           --------------------------------------------
                                                                             October 27,    October 28,    October 29,
                                                                                2002           2001           2000
                                                                            ------------   -------------  -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 5,198,000   $ (16,291,000) $ (13,672,000)
  Loss from discontinued operations                                              520,000      12,113,000      8,890,000
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
            Allowance for doubtful accounts                                     (339,000)        155,000        272,000
            Provision for deferred taxes                                       1,426,000        (238,000)    (1,338,000)
            Write-down of net assets held for sale                               381,000       1,100,000      2,800,000
            Change in net assets held for sale                                        --        (543,000)            --
            Interest rate swap contracts - market value adjustment              (589,000)        699,000             --
            Gain on the sale of business Assets                               (6,055,000)             --             --
            Loss on sale of assets                                                    --           4,000          1,000
            Depreciation                                                       2,454,000       2,798,000      3,700,000
            Amortization                                                       1,386,000       1,069,000      1,325,000
    Changes in assets and liabilities which provided (used) cash:
            Accounts receivable                                                  341,000       1,696,000      1,918,000
            Inventories                                                          907,000         715,000        182,000
            Prepaid expenses and other                                         1,382,000         116,000       (369,000)
            Accounts payable                                                     287,000      (1,212,000)      (874,000)
            Accrued expenses                                                  (1,566,000)       (672,000)      (860,000)
                                                                            ------------     -----------    -----------
            Net cash provided by continuing operations                         5,733,000       1,509,000      1,975,000
            Net cash provided by (used in) discontinued operations                    --      (5,678,000)     1,797,000
                                                                            ------------     -----------    -----------
            Net cash provided by (used in) operating activities                5,733,000      (4,169,000)     3,772,000
                                                                            ------------     -----------    -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (132,000)       (757,000)    (1,195,000)
  Proceeds from the sale of businesses and assets                             10,782,000       6,575,000             --
  Decrease in other assets                                                            --         729,000      1,929,000
                                                                            ------------     -----------    -----------
           Net cash provided by continuing operations                         10,650,000       6,547,000        734,000
           Net cash provided by (used in) discontinued operations                     --      18,038,000     (2,599,000)
                                                                            ------------     -----------    -----------
           Net cash provided by (used in) investing activities                10,650,000      24,585,000     (1,865,000)

FINANCING ACTIVITIES:
  Borrowings from (payments on)  line of credit                              (15,100,000)    (19,100,000)     2,950,000
  Proceeds from long-term debt                                                        --              --        580,000
  Payments on long-term debt                                                    (559,000)       (664,000)    (1,774,000)
  Payments on related party debt                                                (400,000)       (600,000)      (815,000)
  Dividends paid                                                                      --        (142,000)    (2,152,000)
  Other                                                                               --          38,000        (86,000)
                                                                            ------------     -----------    -----------
           Net cash used in continuing operations                            (16,059,000)    (20,468,000)    (1,297,000)
           Net cash used in discontinued operations                                   --        (239,000)      (280,000)
                                                                            ------------     -----------    -----------
           Net cash used in financing activities                             (16,059,000)    (20,707,000)    (1,577,000)
                                                                            ------------     -----------    -----------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                              324,000        (291,000)       330,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   200,000         491,000        161,000
                                                                            ------------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    524,000     $   200,000    $   491,000
                                                                            ============     ===========    ===========

See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 27, 2002, OCTOBER 28, 2001, AND OCTOBER 29, 2000
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company"). The Company has historically operated in four business segments: Motors, Coils, Agricultural Equipment, and Other.

      As of July 2002, the Company had one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors both AC and DC, established in 1974 in Watertown, New York. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

      The Company completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors, on July 30, 2002. Prior to that time, these entities were included in the results of the Motors segment

      The Coils segment included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK Ltd. ("Astro UK"). The assets of Astro UK were sold May 9, 2001. The assets of Astro Air and Snowmax were sold on October 26, 2001.

      During the fourth quarter of 2000, the Company adopted a plan to dispose of Sooner Trailer Manufacturing Company ("Sooner Trailer"), which manufactured all-aluminum trailers, primarily horse and livestock trailers. Sooner Trailer had been included in the Company's historical Agricultural Equipment segment. The Company completed the sale of Sooner Trailer on January 24, 2001.

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

      The Company's Other segment included Dura-Bond Bearing Company ("Dura-Bond"), and Cramer Company (formerly known as M.H. Rhodes, Inc., and hereinafter referred to as "Cramer"). Dura-Bond, which manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market, was sold November 2, 2000. Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000, and in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001. The net assets of Dura-Bond and Cramer have been included in "Net Assets Held for Sale" in the consolidated balance sheets.

2.       LIQUIDITY AND FINANCING

      The Company has experienced a significant downturn in its operating results over the past three years and at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In addition, as further disclosed under Note 11 "Long-term Debt," this amendment to the bank credit facility called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment called for further reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.5% at October 27, 2002).

      Management intends to dispose of or liquidate additional non-operating assets during fiscal 2003, including real estate at the Company's former Cramer and Snowmax subsidiaries and various notes receivable which arose from previous asset divestitures. Proceeds from these sales, which are expected to be between $1.5 and $2.5 million net of taxes, will be utilized to further reduce the Company's bank credit facility. Management believes that, along with the sale of assets, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003. In addition, management believes that the Company will be in compliance with its bank covenant requirements throughout fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, working capital deficiency, default under the terms of its bank credit facility and inability to comply with debt and other bank covenants raise substantial doubt about the Company's ability to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal years 2002, 2001 and 2000 consisted of 52-week years.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market. At October 27, 2002, 100% of the cost of inventories were determined on a first-in, first-out (FIFO) basis. At October 28, 2001, and October 29, 2000, cost for 28% and 30%, respectively, of the inventories were determined on the last-in, first-out
      (LIFO) basis, and the remainder on the FIFO basis.

      Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If the FIFO method of inventory, which approximates replacement cost, had been used by the Company for all inventories, inventories would have been approximately $746,000 higher than reported at October 28, 2001, and $790,000 higher than reported at October 29, 2000. Accordingly, income from operations would have decreased by approximately $44,000 and $13,000, in 2001 and 2000, respectively.

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

      Revenue Recognition - Revenue is recognized at the time the product is shipped and title of ownership has passed. An allowance for doubtful accounts of $49,000, $388,000 and $233,000 has been recorded as of October 27, 2002, October 28, 2001, and October 29, 2000, respectively.

      Income Taxes - Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

      Earnings (loss) per Share - Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, the diluted effect of convertible preferred stock computed using the "if converted" method, and by the dilutive effect of the put option on common stock, computed using the reverse-treasury stock method.

      The following table summarizes those securities that could potentially dilute income (loss) for common shareholders per common share in the future that were not included in determining net income (loss) available for common shareholders per common share as the effect was antidilutive:

                                                                      2002              2001              2000

Potential common shares resulting from:
          Stock options and put option on common stock               399,000           835,000           955,000
          Convertible preferred stock                              1,071,000         1,071,000         1,071,000
                                                                   ---------         ---------         ---------
                                                                   1,470,000         1,906,000         2,026,000
                                                                   =========         =========         =========

      Comprehensive Income - The Company presents comprehensive income (loss) as a component of shareholders' equity. The components of comprehensive income are as follows:

                                                                     2002              2001              2000

Net income (loss)                                                $ 5,198,000     $ (16,291,000)    $ (13,672,000)
Foreign currency translation                                               0           142,000          (139,000)
                                                                 -----------     -------------     -------------
Total comprehensive income (loss)                                $ 5,198,000     $ (16,149,000)    $ (13,811,000)
                                                                 ===========     =============     =============

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

      The Company was required to adopt the provisions of SFAS No. 133 effective October 30, 2000. The Company's derivative instruments outstanding, variable-to-fixed interest rate swaps, do not qualify for hedge accounting under SFAS No. 133. The adoption of SFAS No. 133 required the Company to mark its interest rate swaps to market. The result was to record a net liability of $101,000 with an offsetting charge to cumulative effect of accounting change. This amount, net of tax of $34,000, is reflected in the consolidated statement of operations as "Cumulative effect of accounting change."

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

      In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

      In June 2002, the Financial Accounting Standards Board issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition provisions of this statement shall be effective financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 2002, 2001 and 2000 were $1,941,000, $3,594,000 and $4,826,000, respectively. Cash paid (or received) for income taxes was $(4,881,000), $226,000 and $1,952,000 for 2002, 2001 and
      2000, respectively. Dividends payable were $2,664,000, $1,316,000 and $142,000 at October 27, 2002, October 28, 2001 and October 29, 2000,
      respectively.

5.    DISPOSITIONS OF BUSINESSES

      Dura-Bond - On November 2, 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4,600,000, plus the assumption of debt of approximately $5,000,000. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pre-tax charge of $1,200,000 to adjust the carrying value of Dura-Bond's assets to their estimated fair value, reflecting a reduction in goodwill. Net sales attributable to Dura-Bond were $8,184,000 for 2000. Income from operations before the allocation of corporate expenses and the charge to adjust the carrying value of the assets from Dura-Bond was $1,539,000 for 2000.

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

      At October 27, 2002, Net Assets Held for Sale of $800,000 represents the carrying value of the Cramer building, the only remaining Cramer asset.

      Motor Products - On July 30, 2002, Owosso Corporation, (the "Company") completed the sale of all of the outstanding stock of Motor Products Owosso Corporation, and Motor Products Ohio Corporation, (together,
      "Motor Products"), manufacturers of fractional and integral horsepower motors. The purchase price paid by Hathaway Motion Control Corporation (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, payable six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. The Company has reported a gain of $6,055,000 on the sale of this business in the accompanied consolidated statements for the year ended October 27, 2002. As a result of this transaction, the Company presently has only one operating subsidiary, Stature.

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

      Coils Segment - On May 9, 2001, the Company completed the sale of substantially all of the assets of Astro Air UK to ACR Heat Transfer, Ltd., of Norfolk, England for cash of (pound)450,000 (approximately $643,000). Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale.

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

      Revenues from discontinued operations were $35,608,000 for 2001.

      For financial reporting purposes, the assets and liabilities attributable to Sooner and the Coils segment have been classified in the consolidated balance sheets as Net Assets of Discontinued Operations Held for Sale. At October 27, 2002, Net Assets of Discontinued Operations Held for Sale were $350,000 and represent the carrying value of the Snowmax building, the only remaining Coil segment asset.

      The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the dispositions of Motor Products had occurred at the beginning of fiscal year 2001 and Sooner Trailer, the Coils Segment, Cramer and Dura-Bond (see Note 5) had occurred at the beginning of fiscal year 2001 after giving effect to certain adjustments, including the reduction of interest expense as a result of the utilization of the net proceeds of the sales to reduce the Company's bank credit facility. The unaudited pro forma information is presented for comparative purposes only and does not purport to be indicative of the results of operations of the Company had these transactions been made at the beginning of fiscal year 2001 and 2000.

                                                                                    2002               2001

Net sales                                                                       $ 20,953,000       $ 26,043,000
Income (loss) from operations                                                     (2,110,000)        (5,193,000)
Net Income (loss)                                                                    971,000         (5,940,000)
Net Income (loss) available for common shareholders                                 (378,000)        (7,256,000)
Basic income (loss) per common share                                                  $ 0.06            $ (1.24)






7.       INVENTORIES


                                                                                     2002               2001

Raw materials and purchased parts                                                  $ 810,000        $ 1,858,000
Work in process                                                                      909,000          1,662,000
Finished goods                                                                       187,000          1,295,000
                                                                                 -----------        -----------
Total                                                                            $ 1,906,000        $ 4,815,000
                                                                                 ===========        ===========



8.       PROPERTY, PLANT AND EQUIPMENT


                                                                                    2002               2001

Land and improvements                                                            $   112,000       $    218,000
Buildings and improvements                                                         3,350,000          4,543,000
Machinery and equipment                                                           12,115,000         24,595,000
Construction in progress                                                              53,000          1,198,000
                                                                                ------------       ------------
Total                                                                             15,630,000         30,554,000
Accumulated depreciation                                                          10,014,000         18,680,000
                                                                                ------------       ------------
Property, plant and equipment, net                                               $ 5,616,000       $ 11,874,000
                                                                                ============       ============

      Depreciation expense from continuing operations was approximately $2,454,000, $2,798,000 and $3,700,000 for 2002, 2001 and 2000,
      respectively.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS


                                                                                   2002                2001

Goodwill:
Goodwill                                                                        $ 12,931,000        $13,380,000
Accumulated amortization                                                           4,526,000          3,985,000
                                                                                ------------        -----------
Goodwill, net                                                                   $  8,405,000        $ 9,395,000
                                                                                ============        ===========
Other Intangible Assets:
Customer lists                                                                  $  8,000,000        $ 8,000,000
Other                                                                                 97,000            128,000
                                                                                ------------        -----------
Total                                                                              8,097,000          8,128,000
Accumulated amortization                                                           2,879,000          2,514,000
                                                                                ------------        -----------
Other intangible assets, net                                                    $  5,218,000        $ 5,614,000
                                                                                ============        ===========


      Amortization expense from continuing operations related to goodwill and other intangible assets was approximately $1,390,000, $1,069,000 and $1,325,000 for 2002, 2001 and 2000, respectively.

10.   RELATED PARTY DEBT

      As of October 27, 2002 there was no related party debt. Related party debt had consisted of a promissory note to a preferred shareholder, payable on demand but no later than October 2005, with an outstanding balance of $400,000 as of October 28, 2001. Interest on the note was paid quarterly at 8%.

11.   LONG-TERM DEBT

                                                                                     2002              2001

Revolving credit agreement                                                       $ 6,900,000       $ 22,000,000

Term loans, payable in monthly installments through 2007
    at variable rates from 5% to 8.5%, collateralized by
    certain real property                                                            599,000            734,000

Industrial revenue bonds, payable in varying installments
    through 2018 at rates from 4.25% to 7.5%, collateralized
    by certain real property, building and equipment                               4,550,000          4,974,000

Subordinated promissory notes, payable in varying installments
    through 2005 at rates from 7.6% to 11%                                         1,496,000          1,496,000
                                                                                 -----------        -----------

           Total long-term debt                                                   13,545,000         29,204,000

Less current portion                                                               8,951,000         23,684,000
                                                                                 -----------        -----------

Long-term debt, net of current portion                                           $ 4,594,000        $ 5,520,000
                                                                                 ===========        ===========

      On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment calls for further reductions in the outstanding balance based on expected future asset sales, increased the interest rate charged and requires minimum EBITDA. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.5% at October 27, 2002).

      At October 27, 2002, $6,900,000 was outstanding under the Company's bank credit facility and $1,074,000 was available for additional borrowing. The average amount outstanding in 2002 was $17,384,000 and the weighted average interest rate was 6.9%.

      Repayment of the Industrial Revenue Bonds of Stature Electric has been guaranteed by the Company and its subsidiaries.

      Derivative Interest Rate Contracts - The Company has an interest rate swap agreement with one of its banks with a notional amount of $4,550,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (2.09% at October 27, 2002). The Company entered into the interest rate swap agreement to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the Consolidated Statement of Operations as a component of interest expense. The fair market value of the swap agreement liability was $110,000 at October 27, 2002, resulting in a charge to interest expense of $589,000.

      The aggregate amount of required payments on long-term debt is as follows:


      Year ending October:
      2003                                                        $ 8,951,000
      2004                                                            854,000
      2005                                                            816,000
      2006                                                            993,000
      2007                                                            981,000
      Thereafter                                                      950,000
                                                                  -----------

      Total                                                       $13,545,000
                                                                  ===========

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

               Derivatives - The Company's interest rate swap agreements have an aggregate notional amount of $4,850,000 and were in a liability position of $110,000 at October 27, 2002.

13.   PENSION PLAN

      Pension Plans - The Company sponsors a defined contribution 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. Pension expense related to this plan was $333,000, $895,000 and $1,314,000 for 2002, 2001 and 2000 respectively.

14.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and certain production facilities and equipment under operating leases. Operating lease expense was approximately $285,000, $623,000 and $880,000 for 2002, 2001 and 2000,
      respectively, net of sublease rentals and reimbursements of utilities of $119,000, $119,000 and $50,000 for 2002, 2001 and 2000, respectively. The lease on the former corporate headquarters office space expires in September 2006 with a base rent of approximately $305,000. Future minimum rental payments under non-cancelable operating leases are as follows:

Year ending October:

      2003                                                   210,000
      2004                                                   198,000
      2005                                                   186,000
      2006                                                   186,000
      Thereafter                                                  --
                                                            --------

                                                            $780,000
                                                            ========

      The above minimum lease payments are net of anticipated sublease income of $119,000 in each of the years 2002 through 2006. At October 27, 2002, outstanding letters of credit totaled approximately $6,426,000 and primarily guarantee industrial revenue bonds.

      The Company is subject to federal, state and local environmental regulations with respect to its operations. The Company believes that it is operating in substantial compliance with applicable environmental regulations. Manufacturing and other operations at the Company's facilities may result, and may have resulted, in the discharge and release of hazardous substances and waste from time to time. The Company routinely responds to such incidents as deemed appropriate pursuant to applicable federal, state and local environmental regulations.

      In connection with the Company's divestitures of its operating businesses over the past four years, it has agreed to indemnify buyers from and against certain known and unknown environmental liabilities. In addition, the Company may be liable for the costs of removal or remuneration of hazardous or toxic substances on, in, under or discharged from it's current or previously owned real property under applicable federal, state and local environmental laws, ordinances and regulations.

      A subsidiary of the Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site on which its Old Saybrook facility was previously located and conduct any remedial measures which may be required. In the second quarter of 2000, the Company revised its estimate of the cost to complete the remedial measures required at the site. The revision to the estimate resulted in a reduction in the liability of $260,000. Based upon the amounts recorded as liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial results of the Company.

      In addition to the matters reported herein, the Company is involved in litigation dealing with certain aspects of its business operations. The Company believes that settlement of such litigation will not have a material adverse effect on its consolidated financial position or results of operations.

15.   MAJOR CUSTOMERS

      A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 14%, 15%, and 12%, of total sales from continuing operations for 2002, 2001 and 2000, respectively.

16.   INCOME TAX EXPENSE

      The income tax provision consists of the following:

                                             2002                 2001                 2000

      Current:
           Federal                      $ (5,767,000)        $ (1,861,000)         $    151,000
           State                              44,000              131,000               219,000
      Deferred - Federal                   1,598,000             (257,000)           (1,395,000)
      Deferred - State                       (72,000)              19,000               (57,000)
                                        ------------         ------------          ------------
      Income tax benefit                $ (4,197,000)        $ (1,968,000)         $ (1,082,000)
                                        ============         ============          ============

      A reconciliation of the income tax provision as presented in the consolidated statements of operations is as follows:

                                                                          2002               2001               2000

      Income tax benefit from continuing operations                   $(4,197,000)       $(1,968,000)       $(1,082,000)
      Income tax expense (benefit) from discontinued operations          (268,000)           514,000            522,000
                                                                      -----------        -----------        -----------
      Total income tax expense (benefit)                              $(4,465,000)       $(1,454,000)       $  (560,000)
                                                                      ===========        ===========        ===========

      The reconciliation of the statutory federal income tax rate and the effective rate, for continuing operations, is as follows:

                                                                       2002             2001            2000

      Federal income tax provision at statutory rate                    34.0%           34.0%           34.0%
      State income taxes, net of federal income tax benefit             (1.2)           (1.7)           (1.8)
      Amortization of excess cost of net assets acquired                22.1            (6.1)           (5.3)
      Effect of disposition of businesses                                0.0             0.6            (7.5)
      Meal and Entertainment Expense                                     0.0             0.0             0.0
      Change in valuation allowance                                   (331.6)            0.0             0.0
      Other                                                              0.5             5.6            (0.8)
                                                                      ------            ----            ----

      Effective tax rate, continuing operations                       (276.2)%          32.4%           18.6%
                                                                      ======            ====            ====

      The difference between the statutory federal rate and the reported amount of income tax expense attributable to continuing operations is primarily due to non-deductible goodwill and change in the valuation allowance resulting from the utilization of the capital loss carryforward and the five year carryback of net operating losses related to the changes in tax laws.

      The components of the Company's net deferred tax assets and liabilities are as follows:

                                                                         2002                        2001

      Deferred tax asset:
        Accruals and reserves                                       $  1,633,000                $  2,432,000
        Tax credits and loss carryforwards                             6,690,000                   7,644,000
        Other                                                             11,000                      21,000
                                                                    ------------                ------------

                 Total gross deferred tax assets                       8,334,000                  10,097,000

        Valuation allowance                                           (6,645,000)                 (7,246,000)
                                                                    ------------                ------------

                 Net deferred tax assets                            $  1,689,000                $  2,851,000
                                                                    ============                ============
      Deferred tax liability:
        Intangibles                                                 $  1,976,000                $  2,128,000
        Pension                                                                                      197,000
        Property, plant and equipment                                  1,318,000                     839,000
                                                                    ------------                ------------

                 Total gross deferred tax liabilities               $  3,294,000                $  3,164,000
                                                                    ------------                ------------

      Net deferred tax liability                                    $ (1,605,000)               $   (313,000)

      These amounts are included in the accompanying consolidated financial statements as follows:

                                                    2002               2001

      Current deferred tax assets                $   295,000       $ 2,453,000
      Non-current deferred tax liabilities        (1,900,000)       (2,766,000)
                                                 -----------       -----------
      Net deferred tax liability                 $(1,605,000)      $  (313,000)
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

      The Company has approximately $2,349,000 of net operating loss carry forwards as of October 27, 2002 for federal income tax reporting purposes and which expire between 2007 and 2012. A portion of these net operating losses are subject to annual utilization limitations under Section 382 of the Internal Revenue Code. The Company also has approximately $11,800,000 of capital loss carry forwards as of October 17, 2002 for federal income tax reporting purposes and which expire in 2006.

17.   COMMON STOCK PUT OPTION

      During 2001 the Company received notice from a former employee and shareholder requesting payment of $8.00 per share for 75,000 shares of common stock of the Company owned by him under a conditional put right that a subsidiary of the Company had granted to such shareholder. The shareholder in question renewed his request in late 2002. Neither the Company nor the subsidiary of the Company that had granted the conditional put right believes that the shareholder has a contractual right to require the purchase of his shares at this time, principally due to a negative covenant in the Company's bank credit facility precluding the Company and its subsidiaries from making any payments or other distributions with respect to the Company's common stock. The Company believes that it has complied with all terms associated with the put right, including those excusing performance when payment is precluded by financing documents, as in the present case.

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

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. Since the preferred stock was not converted by October 2000, the increasing rate dividend is accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method, at a rate of 8.7%. Dividends accrued but not paid on the preferred stock were $2,664,000 and $1,316,000 for 2002 and 2001, respectively. Dividends paid on the preferred stock were $750,000 for 2000.

      The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock. In certain circumstances, the issuance of other classes of securities require the approval of the Class A preferred stockholders. In connection with the amendment to the Company's bank credit facility in February 2001, the Company is prohibited from making future preferred stock dividend payments.

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

      The following schedule summarizes stock option activity and status:

                                                                     Year Ended
                                    -------------------------------------------------------------------------------
                                        October 27, 2002          October 28, 2001            October 29, 2000
                                                  Weighted                   Weighted                    Weighted
                                                   Average                    Average                     Average
                                                  Exercise                   Exercise                     Exercise
                                      Options      Price         Options       Price       Options          Price
      Outstanding,
           beginning of year          760,000      $ 5.16         880,000      $ 5.84       785,000        $ 7.58
        Granted                             0                      75,000        1.03       259,000          2.23
        Cancelled                    (436,000)       4.30        (195,000)       6.64      (164,000)         8.44
                                      -------                     -------                   -------

      Outstanding, end of year        324,000      $ 6.33         760,000      $ 5.16       880,000        $ 5.84
                                      =======                     =======                   =======

      Exercisable, end of year        229,000      $ 7.74         398,000      $ 7.13       324,000        $ 8.31
                                      =======                     =======                   =======

      The following table summarizes information about stock options outstanding at October 27, 2002:

                                                   Options Outstanding                   Options Exercisable
                                       ---------------------------------------------   ------------------------
                                                      Weighted
                                                       Average
                                                      Remaining        Weighted                      Weighted
                                                     Contractual        Average                      Average
                                                        Life           Exercise                      Exercise
      Range of Exercise Prices         Options        in Years           Price         Options         Price

      $1.00 - $1.13                    25,000            8.54           $  1.05             --         $    --

      $1.44                            30,000            7.98           $  1.44          6,000         $  1.44

      $3.16                            20,000            7.13           $  3.16          8,000         $  3.16

      $4.16 - $5.75                    60,000            6.15           $  4.16         36,000         $  4.16

      $5.88 - $8.00                   111,000            5.03           $  7.75        101,000         $  7.74

      $8.88 - $11.38                   46,000            3.08           $  9.21         46,000         $  9.21

      $12.00                           32,000            1.99           $ 12.00         32,000         $ 12.00
                                      -------                                          -------

                                      324,000            5.33           $  6.33        229,000         $  7.74
                                      =======                                          =======

      The Company accounts for the 1994 Plan and stock options granted under the Incentive Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1994 Plan and the Incentive Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $59,000 and $0.01 per share, respectively for 2002, and net loss per share would have increased by $138,000 and $0.02 per share, respectively for 2001 and $274,000 and $0.05 per share, respectively for 2000. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during 2001 and 2000 was $48,000 and $246,000, respectively. The Company did not grant options in 2002. The fair value of the options granted were estimated on the date of grant using the Binomial option-pricing model with the following assumptions for grants in 2001 and 2000: risk-free interest rate of 4.51% and 5.02%, respectively, expected volatility of 59% and 40%, respectively, dividend yield of 0.0% and 0.0%, respectively, and an expected life of five years in 2001 and 2000.

20.   SEGMENT INFORMATION

      The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized based upon the products and services it offers. Under this organizational structure, the Company has historically operated in four business segments: Motors, Coils, Agricultural Equipment, and Other.

      The Motors segment, the Company's only remaining business segment, is comprised of Stature Electric, Inc., established in 1974 in Watertown, New York. Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC and Universal. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products. Prior to July 30, 2002, the Motors segment also included the operations of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation.

      The Company's historical Coils segment manufactured heat exchange coils primarily for non-automotive transportation, refrigeration and commercial and residential HVAC markets. The businesses included in this segment were sold during 2001. Accordingly, the Company has reported the results of this segment as discontinued operations for all periods presented in the consolidated statements of operations. The net assets of the Coils segment are included as Assets of Discontinued Operations for purposes of disclosure of identifiable assets.

      During the fourth quarter of fiscal 2000, the Company adopted a plan to dispose of Sooner Trailer, which manufactured all-aluminum trailers, primarily horse and livestock trailers. The Company completed the sale of Sooner Trailer on January 24, 2001. Sooner Trailer had been included in the Company's historical Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). The Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations. The net assets of Sooner Trailer are included as Assets of Discontinued Operations for purposes of disclosure of identifiable assets.

      The Company's historical Other segment included Dura-Bond and Cramer. Dura-Bond, which was sold on November 2, 2000, manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market. Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000 and, in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001.

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

      The following table reflects, from continuing operations, net sales, income (loss) from operations, capital additions, and depreciation and amortization expense for the fiscal years ended October 2001, 2000 and 1999 and identifiable assets as of October 2001, 2000 and 1999 for each segment:

                                                                     2002              2001              2000

      Identifiable assets:
      Motors                                                     $ 25,376,000      $ 38,506,000      $ 44,483,000
      Other                                                           845,000         1,181,000         9,137,000
      Assets of discontinued operations                               350,000         1,078,000        24,659,000
      Corporate                                                     1,399,000         5,629,000         2,884,000
                                                                 ------------      ------------      ------------

                 Total identifiable assets                       $ 27,970,000      $ 46,394,000      $ 81,163,000
                                                                 ============      ============      ============

      Net sales:
      Motors                                                     $ 36,901,000      $ 51,356,000      $ 57,696,000
      Other                                                                --         2,970,000        17,508,000
                                                                 ------------      ------------      ------------

                 Total net sales                                 $ 36,901,000      $ 54,326,000      $ 75,204,000
                                                                 ============      ============      ============

      Income (loss) from operations:
      Motors                                                     $    716,000      $  4,669,000      $  4,978,000
      Other (1)                                                      (381,000)       (1,417,000)         (666,000)
      Corporate (2)                                                (3,281,000)       (5,106,000)       (4,577,000)
                                                                 ------------      ------------      ------------

                 Total income (loss) from operations             $ (2,946,000)     $ (1,854,000)     $   (265,000)
                                                                 ============      ============      ============

      Capital Additions:
      Motors                                                     $    132,000      $    695,000      $    810,000
      Other                                                                --                --           245,000
      Corporate                                                            --            62,000           140,000
                                                                 ------------      ------------      ------------

                 Total capital additions                         $    132,000      $    757,000      $  1,195,000
                                                                 ============      ============      ============

      Depreciation and amortization expense:
      Motors                                                     $  3,694,000      $  3,711,000      $  3,543,000
      Other                                                                --                --         1,141,000
      Corporate                                                       146,000           156,000           341,000
                                                                 ------------      ------------      ------------

                 Total depreciation and amortization expense     $  3,840,000      $  3,867,000      $  5,025,000
                                                                 ============      ============      ============

      (1) Includes write-down of net assets held for sale of $381,000 in 2002, $1,100,000 in 2001 and $2,800,000 in 2000.

      (2) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, and other administrative expenses.

21.      QUARTERLY INFORMATION (UNAUDITED)

                                                                    First             Second              Third            Fourth
                                                                   Quarter            Quarter            Quarter           Quarter
                                                                   -------            -------            -------           -------
      Year Ended October 27, 2002
      --------------------------------------------------
      Net sales                                                 $ 8,993,000       $ 11,107,000       $ 11,415,000       $ 5,386,000

      Gross profit                                                1,055,000          1,875,000          1,672,000         1,057,000

      Income (loss) from continuing operations                   (1,555,000)         4,451,000         (1,119,000)        3,941,000

      Loss from discontinued operations                                                                                    (520,000)

      Net income (loss)                                          (1,555,000)         4,451,000         (1,119,000)        3,421,000

      Net income (loss) available for common shareholders        (1,890,000)         4,115,000         (1,457,000)        3,081,000

      Basic and diluted earnings (loss)
        per common share:
           Continuing operations                                      (0.32)              0.70              (0.25)             0.62
           Discontinued operations                                                                                            (0.09)

      Year Ended October 28, 2001
      --------------------------------------------------
      Net sales                                                $ 14,123,000       $ 14,438,000       $ 13,813,000      $ 11,952,000

      Gross profit                                                2,577,000          2,951,000          3,064,000         1,837,000

      Loss from continuing operations                            (1,131,000)          (159,000)        (1,106,000)       (1,715,000)

      Income (loss) from discontinued operations                   (690,000)          (672,000)           141,000       (10,892,000)

      Net loss                                                   (1,888,000)          (831,000)          (965,000)      (12,607,000)

      Net loss available for common shareholders                 (2,214,000)        (1,159,000)        (1,295,000)      (12,939,000)

      Basic and diluted earnings (loss)
        per common share:
           Continuing operations                                      (0.25)             (0.08)             (0.24)            (0.35)
           Discontinued operations                                    (0.12)             (0.11)              0.02             (1.85)
           Discontinued operations                                     0.05               0.12              (0.01)            (1.68)

      The above information has been restated to reflect the results of Sooner Trailer and the Coils segment as discontinued operations.

      Loss from continuing operations for the third quarter of 2001 included $1,100,000 for the write-down of assets held for sale. For the fourth quarter of 2001, loss from continuing operations included $650,000 for severance costs incurred and expensed in the quarter. Loss from continuing operations for the fourth quarter of 2002 included $381,000 for the writedown of assets held for sale.

      Income (loss) from discontinued operations for the fourth quarter of 2002 and 2001 included $520,000 and $9,340,000 respectively, for the write-down of assets held for sale.

                                     ******

                                                                                                                     Schedule II

                                                       Owosso Corporation
                                         Valuation and Qualifying Accounts and Reserves
                                           For the three years ended October 27, 2002
--------------------------------------------------------------------------------------------------------------------------------

                                                   Balance at     Charged to       Charged                           Balance at
                                                   Beginning      Costs and        to Other        Deductions          End of
                                                   of Period       Expenses       Accounts (a)         (b)             Period
                                                   ---------       --------       ------------         ---             ------

      For the year ended October 27, 2002
           Allowances on:
                Accounts receivable               $  388,000      $  (56,000)      $  (21,000)      $ (262,000)      $   49,000
                Inventory                            926,000                         (384,000)        (307,000)         235,000

      For the year ended October 28, 2001
           Allowances on:
                Accounts receivable               $  233,000      $  155,000       $       --       $       --       $  388,000
                Inventory                          1,162,000          62,000               --         (298,000)         926,000

      For the year ended October 29, 2000
           Allowances on:
                Accounts receivable               $  164,000      $  272,000       $ (127,000)      $  (76,000)      $  233,000
                Inventory                            974,000         815,000         (352,000)        (275,000)       1,162,000

      --------------------------------------------------------

      (a)   Reflects reclassification to Net Assets Held for Sale

      (b) As to accounts receivable and inventory, primarily represents amounts written off against related assets.