Form 10-Q
period 2003-01-26
OWOSSO CORP
filed 2003-03-12
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 26, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from _________________ to _________________.

Commission file number: 0-25066

                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2756709
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   22543 Fisher Road, PO Box 6660, Watertown, NY            13601
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (315) 782-5910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of March 8, 2003, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------


                                                                                               Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the three months ended January 26, 2003 and
                           January 27, 2002 (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           January 26, 2003 and October 27, 2002 (unaudited)

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the three months ended January 26, 2003 and
                           January 27, 2002 (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               11
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            16

         Item 4.           Controls and Procedures                                               16

PART II - OTHER INFORMATION:

         Item 2.           Changes in Securities and Use of Proceeds                             17

         Item 3.           Defaults Upon Senior Securities                                       17

         Item 6.           Exhibits and Reports on Form 8-K                                      17

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                                 Three-Months Ended
                                                                           -------------------------------
                                                                           January 26,         January 27,
                                                                              2003                 2002
Net sales                                                                  $4,601,000          $ 8,993,000
Costs of products sold                                                      3,755,000            7,938,000
                                                                           ----------          -----------

Gross profit                                                                  846,000            1,055,000

Selling, general and administrative expenses                                  928,000            2,110,000
                                                                           ----------          -----------

Loss from operations                                                          (82,000)          (1,055,000)

Interest expense                                                              214,000              500,000
                                                                           ----------          -----------

Loss before income taxes                                                     (296,000)          (1,555,000)

Income tax benefit                                                            (62,000)                   0
                                                                           ----------          -----------

Net loss                                                                     (234,000)          (1,555,000)

Dividends on preferred stock                                                  341,000              335,000
                                                                           ----------          -----------

Net loss available for common shareholders                                 $ (575,000)         $(1,890,000)
                                                                           ==========          ===========


Net loss per share                                                         $    (0.10)         $     (0.32)
                                                                           ==========          ===========

Basic and diluted weighted average number of common
   shares outstanding                                                       5,874,000            5,874,000
                                                                           ==========          ===========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              January 26,        October 27,
                                                                                                  2003              2002
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                              $    94,000        $   524,000
       Receivables, net                                                                         2,430,000          3,111,000
       Inventories, net                                                                         1,812,000          1,906,000
       Net assets held for sale                                                                   800,000            800,000
       Prepaid expenses and other                                                                 735,000            690,000
       Tax refund receivable                                                                      919,000            919,000
       Deferred taxes                                                                             295,000            295,000
                                                                                              -----------        -----------
           Total current assets                                                                 7,085,000          8,245,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                              5,367,000          5,616,000
GOODWILL, NET                                                                                   8,405,000          8,405,000
OTHER INTANGIBLE ASSETS, NET                                                                    5,119,000          5,218,000
NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                                               350,000            350,000
OTHER ASSETS                                                                                      130,000            136,000
                                                                                              -----------        -----------
      TOTAL ASSETS                                                                            $26,456,000        $27,970,000
                                                                                              ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                               $ 1,676,000        $ 2,025,000
       Accrued compensation and benefits                                                          522,000            537,000
       Accrued expenses                                                                         1,712,000          2,085,000
       Current portion of long-term debt                                                        8,498,000          8,951,000
                                                                                              -----------        -----------
           Total current liabilities                                                           12,408,000         13,598,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                            4,531,000          4,594,000
COMMON STOCK PUT OPTION                                                                           600,000            600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                     335,000            362,000
DEFERRED TAXES                                                                                  1,900,000          1,900,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                               3,005,000          2,664,000
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY                                                                            3,677,000          4,252,000
                                                                                              -----------        -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $26,456,000        $27,970,000
                                                                                              ===========        ===========

      See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                        ---------------------------
                                                                        January 26,     January 27,
                                                                           2003              2002
OPERATING ACTIVITIES:
  Net loss                                                               $(234,000)     $(1,555,000)

  Adjustments to reconcile net loss to
     net cash provided by operating activities:
           Depreciation                                                    269,000          662,000
           Amortization                                                    100,000          267,000
           Other                                                                 0         (107,000)
           Changes in operating assets and liabilities which
                 provided cash                                              12,000          900,000
                                                                         ---------      -----------
           Net cash provided by operating activities                       147,000          167,000
                                                                         ---------      -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (21,000)        (101,000)
  Decrease in other assets                                                   6,000          835,000
                                                                         ---------      -----------
           Net cash (used in) provided by investing activities             (15,000)         734,000
                                                                         ---------      -----------
FINANCING ACTIVITIES:
  Net payments on line of credit                                          (500,000)        (350,000)
  Payments on long-term debt                                               (62,000)         (66,000)
  Payments on related party debt                                                 0         (400,000)
                                                                         ---------      -----------
           Net cash used in financing activities                          (562,000)        (816,000)
                                                                         ---------      -----------

NET (DECREASE) INCREASE IN
          CASH AND CASH EQUIVALENTS                                       (430,000)          85,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             524,000          200,000
                                                                         ---------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  94,000      $   285,000
                                                                         =========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                        $ 197,000      $   799,000
                                                                         =========      ===========
    Taxes refundable                                                     $       0      $(1,553,000)
                                                                         =========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Dividends payable                                                   $ 341,000      $   335,000
                                                                         =========      ===========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company - Owosso Corporation (the "Company") has historically operated in four business segments: Motors, Coils, Agricultural Equipment and Other. The Company presently has one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors both AC and DC, established in 1974 in Watertown, New York. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

     The Company completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors, on July 30, 2002. Prior to that time, these entities were included in the results of the Motors segment

     Financial Statements - The condensed consolidated balance sheet as of January 26, 2003 and the condensed consolidated statements of operations and cash flows for the three months ended January 26, 2003 and January 27, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of January 26, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 27, 2002 Annual Report on Form 10-K.

     Loss per share - Basic loss per common share is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted loss per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, the dilutive effect of convertible preferred stock computed using the "if converted" method, and by the dilutive effect of the put option on common stock, computed using the reverse-treasury stock method.

     Comprehensive loss - The Company presents accumulated other comprehensive loss as a component of shareholders' equity. For the first quarter of 2002 and 2003, total comprehensive loss consisted solely of net loss.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on October 28, 2002. The impact in the first quarter of 2003 of discontinuing goodwill amortization was approximately $162,000. In accordance with SFAS No. 142, the Company has not yet completed its transitional goodwill impairment test. The Company expects to complete this test prior to the end of its second quarter. The impact of the adoption of SFAS No. 142 is summarized as follows:

                                                               Three-Months Ended
                                                          ----------------------------
                                                         January 26,       January 27,
                                                             2003             2002

     Reported Net Income                                  $(575,000)       $(1,890,000)
     Add back: Goodwill amortization                           -               162,000
                                                          ---------        -----------
     Adjusted Net Income                                  $(575,000)       $(1,728,000)
                                                          =========        ===========

     Basic loss per share:
     Reported Net Income                                  $   (0.10)       $     (0.32)
     Add back: Goodwill amortization                            -                 0.03
                                                          ---------        -----------
     Adjusted Net Income                                  $   (0.10)       $     (0.29)
                                                          =========        ===========

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 28, 2002. As a result, management of the Company has concluded that there was no material effect on the Company's financial position, results of operations or cash flows from the adoption of SFAS No. 144.


2.   LIQUIDITY AND FINANCING

     The Company has experienced a significant downturn in its operating results over the past three years and at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In addition, as further disclosed under Note 6 "Long-term Debt," this amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment also required additional collateral, effectively all of the assets of the Company, and additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required further reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at January 26, 2003).

     Management intends to dispose of or liquidate additional non-operating assets during fiscal 2003, including real estate at the Company's former Cramer and Snowmax subsidiaries and various notes receivable that arose from previous asset divestitures. Proceeds from these sales and collections, which are expected to be between $1.5 and $2.5 million net of taxes, and an anticipated tax refund of approximately $1.2 million will be utilized to further reduce amounts outstanding under the Company's bank credit facility. Management believes that along with the sale of assets, the tax refund, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003.

     Management further believes that the Company will be unable to remain in compliance with its bank covenant requirements throughout fiscal 2003. As a result, management has entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, working capital deficiency, potential default under the terms of its bank credit facility and inability to comply with debt and other bank covenants raise substantial doubt about the Company's ability to continue as a going concern.

3.   NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

     The Company completed the sale of Astro Air Coils, Inc. ("Astro Air"), and Snowmax Incorporated ("Snowmax") on October 26, 2001. For financial reporting purposes, the assets and liabilities attributable to the Coils segment have been classified in the condensed consolidated balance sheets as net assets of discontinued operations held for sale. At both January 26, 2003 and October 27, 2002, net assets of discontinued operations held for sale were $350,000 and represent the estimated fair value of the Snowmax building, the only remaining Coils segment asset.

4.   NET ASSETS HELD FOR SALE

     The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001. The Company intends to dispose of the remaining Cramer asset by the end of the third quarter of 2003. For financial reporting purposes, the assets and liabilities attributable the real estate asset has been classified in the condensed consolidated balance sheets as net assets held for sale. At both January 26, 2003 and October 27, 2002, net assets held for sale were $800,000 and represent the estimated fair value of the Cramer building, the only remaining Cramer asset.

5.   INVENTORY


                                                  January 26,     October 27,
                                                     2003            2002

     Raw materials and purchased parts            $  944,000      $1,001,000
     Work in process                                 878,000         908,000
     Finished goods                                  246,000         231,000
                                                  ----------      ----------
        Total Inventory                            2,068,000       2,140,000
        Inventory Provision                          256,000         234,000
                                                  ----------      ----------
        Net Inventory                             $1,812,000      $1,906,000
                                                  ==========      ==========

6.   LONG-TERM DEBT

     On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was out of compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility based on expected future asset sales and cash flow generated from operations and extended and adjusted the minimum EBITDA covenant for 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at January 26, 2003).

     At January 26, 2003, $6,400,000 was outstanding under the Company's bank credit facility and $1,474,000 was available for additional borrowing.

     Derivative Interest Rate Contracts - The Company has an interest rate swap agreement with one of its banks with a notional amount of $4,850,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (1.03% at January 26, 2003). The Company entered into the interest rate swap agreement to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the condensed consolidated statements of operations as a component of interest expense. The fair market value of the swap agreement liability was $93,000 at January 26, 2003, resulting in a credit to interest income of $17,000 for the quarter ended January 26, 2003. The fair market value of the swap agreement liability was $497,000 at January 27, 2002, resulting in a credit to interest income of $202,000 for the quarter ended January 27, 2002.

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

     In connection with the Company's divestitures of its operating businesses over the past four years, it has agreed to indemnify buyers from and against certain known and unknown environmental liabilities. In addition, the Company may be liable for the costs of removal or remediation of hazardous or toxic substances on, in, under or discharged from its current or previously owned real property under applicable federal, state and local environmental laws, ordinances and regulations.

     A subsidiary of the Company is a party to a consent decree with the State of Connecticut pursuant to which it has agreed to complete its environmental investigation of the site and conduct any remedial measures which may be required. Based upon the amounts recorded as liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial results of the Company.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of January 26, 2003 and the results of operations for the three months ended January 26, 2003 and January 27, 2002. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

     General

     As of July 30, 2002, Owosso Corporation (the "Company") has one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC and Universal. Established in 1974 in Watertown, New York, Stature is a progressive company, which emphasizes a partnership approach in all aspects of its business. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

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

     Throughout fiscal 2001 the Company remained out of compliance with financial covenants under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001 and 2002, and in each case the Company's lenders agreed to forbear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances under the facility and to secure the lenders' agreement to forbear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July 2002. The amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001 and 2002, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2002, the Company entered into a further amendment to the facility that extended the maturity date to December 31, 2003, required further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and adjusted the minimum EBITDA covenant.

     Management intends to dispose of or liquidate additional non-operating assets during fiscal 2003, including real estate at the Company's former Cramer Company ("Cramer") and Snowmax Corporation subsidiaries and various notes receivable that arose from previous asset divestitures. Proceeds from these sales and collections, which are expected to be between $1.5 and $2.5 million net of taxes, and an anticipated tax refund of approximately $1.2 million will be utilized to further reduce amounts outstanding under the Company's bank credit facility. Management believes that along with the sale of assets, the tax refund, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003.

     Management further believes that the Company will be unable to remain in compliance with its bank covenant requirements throughout fiscal 2003. As a result, management has entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

     Three months ended January 26, 2003 compared to three months ended January 27, 2002

     Net sales. Net sales for the first quarter of 2003 decreased 48.9%, or $4.4 million, to $4.6 million, as compared to net sales of $9.0 million in the prior year quarter, primarily as a result of the sale of Motor Products. Sales for the prior year quarter excluding Motor Products were $4.7 million.

     Loss from operations. For the first quarter of 2003, the Company reported a loss from operations of $82,000 as compared to a loss from operations of $1.1 million in the prior year first quarter. These results reflect the sale of Motor Products, a reduction in corporate expenses from the closing of the corporate office, discontinued amortization of goodwill and a reduction in depreciation expense. Loss from operations for the prior year quarter excluding Motor Products was $689,000. The closing of the corporate office resulted in a decrease in selling, general and administrative costs from $807,000 in the first quarter of 2002, to $338,000 in the first quarter of 2003.

     Interest expense. Interest expense was $214,000 in 2003, as compared to $500,000 in 2002. The current year quarter includes interest income of $17,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest income of $202,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $231,000 for the first quarter of 2003, as compared to $702,000 in the prior year quarter. Interest expense decreased primarily as a result of lower interest rates and debt levels.

     Income tax expense (benefit). The Company recorded an income tax benefit of $62,000 in 2003 as a result of net operating loss carry forwards and the valuation allowance placed on such carry forwards. No income tax benefit was recorded in 2002 because none was available.

     Net loss available for common shareholders. Net loss available for common shareholders was $575,000, or $.10 per share, in the first quarter of 2003, as compared to a net loss of $1.9 million, or $.32 per share, in the prior year quarter. Loss available for common shareholders is calculated by subtracting dividends on preferred stock of $341,000 and $335,000 for 2003 and 2002, respectively. Net loss available for common shareholder excluding Motor Products for the prior year quarter was $1.3 million or $.23 per share.

     Liquidity and Capital Resources

     Cash and cash equivalents were $94,000 at January 26, 2003. The Company had negative working capital of $5.3 million at January 26, 2003, as compared to negative working capital of $5.4 million at October 27, 2002. Net cash provided by operating activities of continuing operations was $147,000, as compared to net cash provided by operating activities from continuing operations of $167,000 in the prior year quarter.

     Cash flows provided by investing activities from continuing operations included $21,000 for capital expenditures for equipment. The Company currently plans to invest approximately $230,000 during the remainder of fiscal 2003. Management anticipates funding capital expenditures with cash from operations and borrowings under the Company's revolving credit facility.

     Net cash used in financing activities from continuing operations included net repayments of $500,000 under the Company's revolving credit agreement, and debt repayments of $62,000.

     At January 26, 2003, $6.4 million was outstanding under the Company's revolving credit facility. The Company has experienced a significant downturn in its operating results over the past three years and at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required further reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in outstanding balance under the facility based on expected future asset sales and cash flow generated from operations and extended and adjusted the minimum EBITDA covenant for 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at January 26, 2003).

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

     o The Company's common stock is currently traded on the Nasdaq SmallCap Market. For continued listing, the Nasdaq SmallCap Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. On or before February 10, 2003, the Company was required to have evidenced a closing bid price of at least $1.00 per share, and, immediately thereafter, a closing bid price of at least $1.00 per share of a minimum of ten consecutive trading days, but was unable to provide such evidence. On February 21, 2003, The Nasdaq Stock Market, Inc. informed the Company that the Nasdaq Listing Qualifications Panel had determined not to delist the Company's common stock from the Nasdaq SmallCap Market for failure to meet the requirement of at least a $1.00 bid price until at least May 22, 2003 pending modification of Nasdaq's bid price rules. The Panel's determination is subject to further extension, termination or modification based on further developments in the Nasdaq rule-making process. If delisted from the Nasdaq SmallCap Market, the Company's common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company's common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

     o The Company's results have been and can be expected to continue to be affected by the general economic conditions in the United States and specific economic factors influencing the manufacturing sector of the economy as well as the influence of terrorism, war and political unrest on these conditions. Lower demand for the Company's products can lower revenues as well as cause underutilization of the Company's plant, leading to reduced gross margins.

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

     To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at January 26, 2003. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturates, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                        Year of Maturity                                   Fair Value
                                   ----------------------------------------------------------    Total Due         at
                                    2003       2004      2005      2006      2007  Thereafter  at Maturity  1/26/2003
                                    ----       ----      ----      ----      ----  ----------  -----------  ---------
     Debt:
         Fixed rate                $1,498     $ 255      $ 175     $  94      $ 57    $  -       $ 2,079     $ 2,079
         Average interest rate       8.9%      7.3%       6.1%      5.0%      5.0%
         Variable rate             $7,000     $ 600      $ 600     $ 900     $ 900    $ 950      $10,950     $10,950
         Average interest rate       7.1%      2.8%       2.8%      2.8%      2.8%     2.8%

     Interest rate swap agreements:
         Variable to fixed swaps   $4,550     $  -       $ -       $ -       $ -      $  -       $ 4,550     $   (93)
         Average pay rate             4.2
         Average receive rate         1.0

     ITEM 4.      CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes in internal controls or, to the Company's knowledge, in any other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3.           Defaults Upon Senior Securities

(b) Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $3,006,000.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

11                Computation of Per Share Earnings

99.1 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal account officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)      Form 8-K

No reports on Form 8-K were filed during the quarter ended January 26, 2003.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                OWOSSO CORPORATION



         Date:    March 11, 2003                By: /s/ George B. Lemmon, Jr.
                                                    -------------------------
                                                     George B. Lemmon, Jr.
                                                     President, Chief Executive
                                                     Officer, and Director


                                 CERTIFICATIONS

                  I, George B. Lemmon, Jr., certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Owosso Corporation;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

                           c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 11, 2003


                                  /s/ George B. Lemmon, Jr.
                                      ----------------------
                                        George B. Lemmon, Jr.
                                         President and Chief Executive Officer
                                         (principal executive officer and
                                              principal financial officer)