Form 10-Q
period 2003-04-27
OWOSSO CORP
filed 2003-06-11
CIK 921046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 27, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from _________________ to _________________.

Commission file number: 0-25066

                               OWOSSO CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2756709
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

         22543 Fisher Road, PO Box 6660, Watertown, NY             13601
         ----------------------------------------------          ---------
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

As of June 10, 2003, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION:


   Item 1.    Unaudited Financial Statements

              Condensed Consolidated Statements of Operations                       3
              for the three and six months ended April 27, 2003 and
              April 28, 2002

              Condensed Consolidated Balance Sheets at                              4
              April 27, 2003 and October 27, 2002

              Condensed Consolidated Statements of Cash Flows                       5
              for the six months ended April 27, 2003 and
              April 28, 2002

              Notes to Condensed Consolidated Financial Statements                  6


   Item 2.    Management's Discussion and Analysis of  Consolidated                 11
              Financial Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk            17

   Item 4.    Controls and Procedures                                               17

PART II - OTHER INFORMATION:

   Item 2.    Changes in Securities and Use of Proceeds                             18

   Item 3.    Defaults Upon Senior Securities                                       18

   Item 6.    Exhibits and Reports on Form 8-K                                      18


OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three-Months Ended                     Six-Months Ended
                                                 ------------------------------------  -----------------------------------
                                                        April 27,         April 28,          April 27,         April 28,
                                                          2003              2002               2003               2002

Net sales                                            $  4,423,000       $ 11,107,000       $ 9,024,000       $ 20,100,000

Costs of products sold                                  3,568,000          9,276,000         7,323,000         17,214,000
                                                      -----------       ------------       -----------       ------------

Gross profit                                              855,000          1,831,000         1,701,000          2,886,000

Selling, general and administrative expenses              928,000          1,653,000         1,856,000          3,763,000
                                                      -----------       ------------       -----------       ------------

(Loss) income from operations                             (73,000)           178,000          (155,000)          (877,000)

Interest expense                                          176,000            485,000           390,000            985,000
                                                      -----------       ------------       -----------       ------------

Loss before income taxes                                 (249,000)          (307,000)         (545,000)        (1,862,000)

Income tax benefit                                         84,000          4,758,000           146,000          4,758,000
                                                      -----------       ------------       -----------       ------------

Net (loss) income                                        (165,000)         4,451,000          (399,000)         2,896,000

Dividends on preferred stock                              342,000            336,000           683,000            671,000
                                                      -----------       ------------       -----------       ------------

Net (loss) income available
   for common shareholders                            $  (507,000)      $  4,115,000       $(1,082,000)      $  2,225,000
                                                      ===========       ============       ===========       ============

Net (loss) income per share                           $     (0.09)      $       0.70       $     (0.18)      $       0.38
                                                      ===========       ============       ===========       ============
Basic and diluted weighted average number of common
   shares outstanding                                   5,874,000          5,874,000         5,874,000          5,874,000
                                                      ===========       ============       ===========       ============

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             April 27,              October 27,
                                                                                               2003                    2002
                                                                                            (Unaudited)             (See Note)
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                             $    103,000           $    524,000
       Receivables, net                                                                         2,487,000              3,111,000
       Inventories, net                                                                         1,771,000              1,906,000
       Net assets held for sale                                                                   800,000                800,000
       Prepaid expenses and other                                                                 263,000                690,000
       Tax refund receivable                                                                            -                919,000
       Deferred taxes                                                                             295,000                295,000
                                                                                         -----------------       ----------------

            Total current assets                                                                5,719,000              8,245,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                              5,169,000              5,616,000
GOODWILL, NET                                                                                   8,405,000              8,405,000
OTHER INTANGIBLE ASSETS, NET                                                                    5,019,000              5,218,000
NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                                               350,000                350,000
OTHER ASSETS                                                                                      124,000                136,000
                                                                                         -----------------       ----------------

TOTAL ASSETS                                                                                 $ 24,786,000           $ 27,970,000
                                                                                         =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                                                              $  1,499,000           $  2,025,000
       Accrued expenses                                                                         2,208,000              2,622,000
       Current portion of long-term debt                                                        7,594,000              8,951,000
                                                                                         -----------------       ----------------

            Total current liabilities                                                          11,301,000             13,598,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                            4,467,000              4,594,000
COMMON STOCK PUT OPTION                                                                           600,000                600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                           -                362,000
DEFERRED TAXES                                                                                  1,900,000              1,900,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                               3,348,000              2,664,000
COMMITMENTS AND CONTINGENCIES
                                                                                         -----------------       ----------------

TOTAL LIABILITIES                                                                              21,616,000             23,718,000

SHAREHOLDERS' EQUITY                                                                            3,170,000              4,252,000
                                                                                         -----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 24,786,000           $ 27,970,000
                                                                                         =================       ================


Note: the balance sheet at October 27, 2002 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                       ------------------------------
                                                                         April 27,         April 28,
                                                                           2003              2002
OPERATING ACTIVITIES:
  Net Loss (income)                                                     $ (399,000)      $ 2,896,000

  Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation                                                    533,000         1,324,000
           Amortization                                                    200,000           534,000
           Other                                                                 0           203,000
           Changes in operating assets and liabilities which
                 provided cash                                             896,000          (729,000)
                                                                        ----------       -----------
           Net cash provided by operating activities                     1,230,000         4,228,000
                                                                        ----------       -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (87,000)         (197,000)
  Decrease in other assets                                                  12,000           848,000
                                                                        ----------       -----------
           Net cash (used in) provided by investing activities             (75,000)          651,000
                                                                        ----------       -----------

FINANCING ACTIVITIES:
  Net payments on line of credit                                        (1,450,000)       (4,300,000)
  Payments on long-term debt                                              (126,000)         (129,000)
  Payments on related party debt                                                 0          (400,000)
                                                                        ----------       -----------
           Net cash used in financing activities                        (1,576,000)       (4,829,000)
                                                                        ----------       -----------

NET (DECREASE) INCREASE IN
          CASH AND CASH EQUIVALENTS                                       (421,000)           50,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             524,000           200,000
                                                                        ----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  103,000       $   250,000
                                                                        ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                       $  364,000       $ 1,733,000
                                                                        ==========       ===========
    Taxes refunded                                                      $1,155,000       $ 6,198,000
                                                                        ==========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Dividends payable                                                  $  683,000       $   671,000
                                                                        ==========       ===========


See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company - Owosso Corporation (the "Company") historically operated in four business segments: Motors, Coils, Agricultural Equipment and Other. The Company presently has one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors both AC and DC, established in 1974 in Watertown, New York. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

     The Company completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors, on July 30, 2002. Prior to that time, these entities were included in the results of the Motors segment

     Financial Statements - The condensed consolidated balance sheet as of April 27, 2003 and the condensed consolidated statements of operations and cash flows for the three and six months ended April 27, 2003 and April 28, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of April 27, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 27, 2002 Annual Report on Form 10-K.

     Income (loss) per share - Basic income (loss) per common share is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted income (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, the dilutive effect of convertible preferred stock computed using the "if converted" method, and by the dilutive effect of the put option on common stock, computed using the reverse-treasury stock method.

     Comprehensive income (loss) - The Company presents accumulated other comprehensive income (loss) as a component of shareholders' equity. For the first six months of 2002 and 2003, total comprehensive income (loss) consisted solely of net income (loss).

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after

     December 15, 2001. The Company adopted SFAS No. 142 on October 28, 2002. The impact in the first six months of 2003 of discontinuing goodwill amortization was approximately $324,000. In accordance with SFAS No. 142, the Company has completed its transitional goodwill impairment test. Based on its assessment, the Company was not required to record a goodwill impairment charge as of October 28, 2002. The impact of the adoption of SFAS No. 142 is summarized as follows:

                                                Three-Months Ended                        Six-Months Ended
                                        ----------------------------------     -------------------------------------
                                           April 27,          April 28,          April 27,            April 28,
                                             2003               2002                2003                2002
Reported Net (loss) income available
     for common shareholders                 $ (507,000)      $ 4,115,000        $ (1,082,000)          $ 2,225,000
Add back: Goodwill amortization                       -           162,000                   -               324,000
                                        ----------------    --------------     ---------------    ------------------
Adjusted Net (loss) income                   $ (507,000)      $ 4,277,000        $ (1,082,000)          $ 2,549,000
                                        ================    ==============     ===============    ==================

Basic (Loss) income per share:
Reported Net (loss) income available
     for common shareholders                    $ (0.09)           $ 0.70             $ (0.18)               $ 0.38
Add back: Goodwill amortization                       -              0.03                   -                  0.06
                                        ----------------    --------------     ---------------    ------------------
Adjusted Net (loss) income                      $ (0.09)           $ 0.73             $ (0.18)               $ 0.43
                                        ================    ==============     ===============    ==================

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


2.   LIQUIDITY AND FINANCING

     The Company has experienced a significant downturn in its operating results over the past three years and at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. In addition, as further disclosed under Note 6 "Long-term Debt," this amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment also required additional collateral, effectively all of the assets of the Company, and additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required further reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility which adjusted the minimum EBITDA required under the covenant. Management believes that the Company will be able to remain in compliance with its bank covenant requirements throughout fiscal 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at April 27, 2003).

     Management intends to dispose of or liquidate its remaining non-operating asset during fiscal 2003, the real estate at the Company's former Snowmax subsidiary. Management believes that along with the sale of the asset, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003.

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

3.   NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

     The Company completed the sale of Astro Air Coils, Inc. ("Astro Air"), and Snowmax Incorporated ("Snowmax") on October 26, 2001. For financial reporting purposes, the assets and liabilities attributable to the Coils segment have been classified in the condensed consolidated balance sheets as net assets of discontinued operations held for sale. At both April 27, 2003 and October 27, 2002, net assets of discontinued operations held for sale were $350,000 and represent the estimated fair value of the Snowmax building, the only remaining Coils segment asset.

4.   NET ASSETS HELD FOR SALE

     The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001. The Company disposed of the remaining Cramer real property on May 9, 2003. For financial reporting purposes, the assets and liabilities attributable the real property has been classified in the condensed consolidated balance sheets as net assets held for sale. Net assets held for sale were $800,000 at April 27, 2003, which represented the estimated net fair value of the Cramer land and building.

5.   INVENTORIES

                                                 April 27,           October 27,
                                                   2003                 2002

Raw materials and purchased parts             $   889,000           $ 1,001,000
Work in process                                   857,000               908,000
Finished goods                                    300,000               231,000
                                              -----------           -----------
     Total Inventories                          2,046,000             2,140,000
Inventory Provision                               275,000               234,000
                                              -----------           -----------
     Net Inventories                          $ 1,771,000           $ 1,906,000
                                              ===========           ===========

6.   LONG-TERM DEBT

     On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was out of compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility which adjusted the minimum EBITDA required under the covenant. Management believes that the Company will be able to remain in compliance with its bank covenant requirements throughout fiscal 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at April 27, 2003).

     At April 27, 2003, $5,450,000 was outstanding under the Company's bank credit facility and $715,000 was available for additional borrowing.

     Derivative Interest Rate Contracts - The Company has an interest rate swap agreement with one of its banks with a notional amount of $4,550,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index (1.20% at April 27, 2003). The Company entered into the interest rate swap agreement to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the condensed consolidated statements of operations as a component of interest expense. The fair market value of the swap agreement liability decreased to $59,000 at April 27, 2003, resulting in a credit to interest income of $51,000 for the six months ended April 27, 2003. The fair market value of the swap agreement was $294,000 at April 28, 2002, resulting in a credit to interest income of $405,000 for the six months ended April 28, 2002.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of April 27, 2003 and the results of operations for the three and six months ended April 27, 2003 and April 28, 2002. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

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

     Throughout fiscal 2001 the Company remained out of compliance with financial covenants under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001 and 2002, and in each case the Company's lenders agreed to forbear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances under the facility and to secure the lenders' agreement to forbear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products
     - Owosso Corporation and Motor Products - Ohio Corporation, (collectively, "Motor Products") in July 2002. The amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001 and 2002, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility which adjusted the minimum EBITDA required under the covenant. Management further believes that the Company will be able to remain in compliance with its bank covenant requirements throughout fiscal 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at April 27, 2003).

     Management intends to dispose of or liquidate its remaining non-operating asset during fiscal 2003, the real estate at the Company's former Snowmax subsidiary. Management believes that along with the sale of the asset, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturates for fiscal 2003.

     It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. However, there can be no assurance that management's plans will be successfully executed.

     Three months ended April 27, 2003 compared to three months ended April 28, 2002

     Net sales. Net sales for the second quarter of 2003 decreased 60.2%, or $6.7 million, to $4.4 million, as compared to net sales of $11.1 million in the prior year quarter, primarily as a result of the sale of Motor Products. In addition, Pacific Rim competition has also continued to affect the Company's sales along with the reduction of business from the Company's major customers for the quarter. Sales for the prior year quarter excluding Motor Products were $5.4 million.

     Income (loss) from operations. For the second quarter of 2003, the Company reported a loss from operations of $73,000 as compared to a profit from operations of $178,000 in the prior year quarter. These results reflect a lower gross profit due to the decrease in sales, the sale of Motor Products, offset by the discontinued amortization of goodwill and a reduction in depreciation expense. During the second quarter of 2003, the Company negotiated a settlement with all the Cramer retirees covered by a post retirement benefit. As a result of the settlement, Owosso paid out $76,000 and recognized a gain of $153,000. Loss from operations for the prior year quarter excluding Motor Products was $40,000.

     Interest expense. Interest expense was $176,000 for the second quarter of fiscal 2003, as compared to $485,000 in the prior year quarter. The current year quarter includes interest income of $35,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest income of $203,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $211,000 for the second quarter of 2003, as compared to $688,000 in the prior year quarter. Interest expense decreased primarily as a result of lower interest rates and debt levels.

     Income tax expense (benefit). The Company recorded an income tax benefit of $84,000 in the second quarter of 2003 as compared to a $4.8 million benefit in the prior year quarter. The prior year quarter's benefit was as a result of changes in Federal tax laws, which allow the carryback of net operating losses for five years.

     Net income (loss) available for common shareholders. Net loss available for common shareholders was $507,000, or $.09 per share, in the second quarter of 2003, as compared to net income of $4.1 million, or $.70 per share, in the prior year quarter. Net Income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $342,000 and $336,000 for 2003 and 2002, respectively. Net income available for common shareholder excluding Motor Products for the prior year quarter was $4.1 million or $.70 per share.

     Six months ended April 27, 2003 compared to Six months ended April 28, 2002

     Net sales. Net sales for first six months of 2003 decreased 55.1%, or $11.1 million, to $9.0 million, as compared to net sales of $20.1 million in the prior year, primarily as a result of the sale of Motor Products. In addition, Pacific Rim competition has continued to affect the Company's sales along with the reduction of business from the Company's major customers for the year. Sales for the prior year excluding Motor Products were $10.1 million.

     Loss from operations. For the first six months of 2003, the Company reported a loss from operations of $155,000 as compared to a loss from operations of $877,000 in the prior year. These results reflect a reduction in corporate expenses from the closing of the corporate office, offset by the discontinued amortization of goodwill and a reduction in depreciation expense. During the second quarter of 2003, the Company negotiated a settlement with all the Cramer retirees covered by a post retirement benefit. As a result of the settlement, Owosso paid out $76,000 and recognized a gain of $153,000. The closing of the corporate office resulted in a decrease in selling, general and administrative costs from $1.2 million in the first six months of 2002, to $761,000 in the first six months of 2003. Loss from operations for the prior year excluding Motor Products was $856,000.

     Interest expense. Interest expense was $390,000 for the first six months of fiscal 2003, as compared to $985,000 in the prior year. The current year includes interest income of $51, 000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year includes interest income of $405,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $442,000 for the first six months of 2003, as compared to $1,390,000 in the prior year. Interest expense decreased primarily as a result of lower interest rates and debt levels.

     Income tax expense (benefit). The Company recorded an income tax benefit of $146,000 in the first six months of 2003 as compared to a $4.8 million benefit in the prior year. The prior year's benefit was as a result of changes in Federal tax laws, which allow the carryback of net operating losses for five years.

     Net income (loss) available for common shareholders. Net loss available for common shareholders was $1.1 million, or $.18 per share, in the first six months of 2003, as compared to net income of $2.2 million, or $.38 per share, in the prior year. Net income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $683,000 and $671,000 for 2003 and 2002, respectively. Net income available for common shareholder excluding Motor Products for the prior year was $2.4 million or $.41 per share.

     Liquidity and Capital Resources

     Cash and cash equivalents were $103,000 at April 27, 2003. The Company had negative working capital of $5.6 million at January 26, 2003, as compared to negative working capital of $5.4 million at October 27, 2002. Net cash provided by operating activities of continuing operations was $1.2 million, as compared to net cash provided by operating activities from continuing operations of $4.2 million in the prior period.

     Cash flows provided by investing activities from continuing operations included $87,000 for capital expenditures for equipment. The Company currently plans to invest approximately $120,000 during the remainder of fiscal 2003. Management anticipates funding capital expenditures with cash from operations and borrowings under the Company's revolving credit facility.

     Net cash used in financing activities from continuing operations included net repayments of $1,450,000 under the Company's revolving credit agreement, and debt repayments of $126,000.

     At April 27, 2003, $5.5 million was outstanding under the Company's revolving credit facility. The Company has experienced a significant downturn in its operating results over the past three years and at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required further reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility which adjusted the minimum EBITDA required under the covenant. Management further believes that the Company will be able to remain in compliance with its bank covenant requirements throughout fiscal 2003. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (7.0% at April 27, 2003).

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

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The following information is provided pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management's Discussion and Analysis of this Form 10-Q, including those which express "belief," "anticipation" or "expectation" as well as other statements which are not historical fact, are "forward-looking statements" made pursuant to the "Safe Harbor" provisions. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     o The Company's common stock is currently traded on the Nasdaq SmallCap Market. For continued listing, the Nasdaq SmallCap Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. On or before February 10, 2003, the Company was required to have evidenced a closing bid price of at least $1.00 per share, and, immediately thereafter, a closing bid price of at least $1.00 per share of a minimum of ten consecutive trading days, but was unable to provide such evidence. On February 21, 2003, The Nasdaq Stock Market, Inc. informed the Company that the Nasdaq Listing Qualifications Panel had determined not to delist the Company's common stock from the Nasdaq SmallCap Market for failure to meet the requirement of at least a $1.00 bid price until at least May 22, 2003 pending modification of Nasdaq's bid price rules. Also, in March 2003, the Company was notified by Nasdaq that it no longer satisfied the $1,000,000 market value of publicly held shares requirement, and has until June 19, 2003 to regain compliance with such requirement. On May 30, 2003, the Company was notified by Nasdaq that it would have until August 31, 2003 to regain compliance with the bid price requirement. If delisted from the Nasdaq SmallCap Market, the Company's common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company's common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

     To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at April 27, 2003. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturaties, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).


                                                  Year of Maturity                                       Fair Value
                                ---------------------------------------------------------    Total Due       at
                                2003      2004      2005      2006      2007   Thereafter   at Maturity   4/27/2003
                                ----      ----      ----      ----      ----   ----------   -----------   ---------
Debt:
    Fixed rate                $1,544     $ 256     $ 133     $  95     $  33       $   -    $  2,061     $  2,061
    Average interest rate        8.9%      7.3%      6.1%      5.0%      5.0%
    Variable rate             $6,050     $ 600     $ 600     $ 900     $ 900       $ 950    $ 10,000     $ 10,000
    Average interest rate        7.1%      2.8%      2.8%      2.8%      2.8%        2.8%

Interest rate swap agreements:
    Variable to fixed swaps   $4,550     $   -     $   -     $   -     $   -       $   -    $  4,550     $    (93)
    Average pay rate             4.2
    Average receive rate         1.2

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

Item 3.           Defaults Upon Senior Securities

(b) Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $3,348,000.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.   Description

10.31 Seventeenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective March 31, 2003.

11            Computation of Per Share Earnings

99.1 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal account officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Form 8-K

The Company filed a report on 8-K dated March 3, 2003, to report receipt of a letter dated February 21, 2003, by which The Nasdaq Stock Market, Inc., informed Owosso Corporation that the Nasdaq Listing Qualifications Panel had determined not to delist Owosso's common stock from The Nasdaq SmallCap Market for failure to meet the requirement of at least a $1 bid price until at least May 22, 2003. The Panel's determination is subject to further extension, termination or modification based on further developments in the Nasdaq rule-making process.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 OWOSSO CORPORATION



  Date: June 11, 2003                            By:  George B. Lemmon, Jr.
                                                      --------------------------
                                                      George B. Lemmon, Jr.
                                                      President, Chief Executive
                                                      Officer, and chairman

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

Date: June 11, 2003

                                   George B. Lemmon, Jr.
                                   ------------------------------------------
                                   George B. Lemmon, Jr.
                                   President and Chief Executive Officer
                                   (principal executive officer and principal financial officer)