Form 10-Q
period 2003-07-27
OWOSSO CORP
filed 2003-09-10
CIK 921046

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 27, 2003
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from _________________ to _________________.

Commission file number: 0-25066

                               OWOSSO CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2756709
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

  22543 Fisher Road, PO Box 6660, Watertown, NY                   13601
 -----------------------------------------------                ----------
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

As of September 8, 2003, 5,874,345 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page
PART I - FINANCIAL INFORMATION:


     Item 1.     Unaudited Financial Statements

                 Condensed Consolidated Statements of Operations              3
                 for the three and nine months ended July 27, 2003 and July 28, 2002

                 Condensed Consolidated Balance Sheets at                     4
                 July 27, 2003 and October 27, 2002

                 Condensed Consolidated Statements of Cash Flows              5
                 for the nine months ended July 27, 2003 and July 28, 2002

                 Notes to Condensed Consolidated Financial Statements         6


     Item 2.     Management's Discussion and Analysis of  Consolidated        11
                 Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk   17

     Item 4.     Controls and Procedures                                      17

PART II - OTHER INFORMATION:

     Item 2.     Changes in Securities and Use of Proceeds                    18

     Item 3.     Defaults Upon Senior Securities                              18

     Item 6.     Exhibits and Reports on Form 8-K                             18

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three-Months Ended                    Nine-Months Ended
                                                 ------------------------------------  -----------------------------------
                                                       July 27,          July 28,           July 27,           July 28,
                                                         2003              2002               2003               2002
Net sales                                             $ 4,399,000       $ 11,415,000      $ 13,423,000       $ 31,515,000
Costs of products sold                                  3,585,000          9,743,000        10,908,000         26,913,000
                                                      -----------       ------------      ------------       ------------
Gross profit                                              814,000          1,672,000         2,515,000          4,602,000

Selling, general and administrative expenses              779,000          2,826,000         2,635,000          6,633,000
                                                      -----------       ------------      ------------       ------------

Income (loss) from operations                              35,000         (1,154,000)         (120,000)        (2,031,000)

Interest expense                                          163,000            389,000           553,000          1,374,000
                                                      -----------       ------------      ------------       ------------

Loss before income taxes                                 (128,000)        (1,543,000)         (673,000)        (3,405,000)

Income tax benefit                                         13,000            424,000           159,000          5,182,000
                                                      -----------       ------------      ------------       ------------

Net (loss) income                                        (115,000)        (1,119,000)         (514,000)         1,777,000

Dividends on preferred stock                              343,000            338,000         1,026,000          1,009,000
                                                      -----------       ------------      ------------       ------------

Net (loss) income available
   for common shareholders                            $  (458,000)      $ (1,457,000)     $ (1,540,000)        $  768,000
                                                      ===========       ============      ============         ==========

Net (loss) income per share                           $     (0.08)      $      (0.25)     $      (0.26)        $     0.13
                                                      ===========       ============      ============         ==========

Basic and diluted weighted average number of common
   shares outstanding                                   5,874,000          5,874,000         5,874,000          5,874,000
                                                      ===========       ============      ============         ==========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                            July 27,             October 27,
                                                                                              2003                  2002
                                                                                           (Unaudited)            (See Note)
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                          $    541,000          $    524,000
       Receivables, net                                                                      2,187,000             3,111,000
       Inventories, net                                                                      1,690,000             1,906,000
       Net assets held for sale                                                                      -               800,000
       Prepaid expenses and other                                                              175,000               690,000
       Tax refund receivable                                                                         -               919,000
       Deferred taxes                                                                          295,000               295,000
                                                                                          ------------          ------------
            Total current assets                                                             4,888,000             8,245,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                           4,961,000             5,616,000
GOODWILL, NET                                                                                8,405,000             8,405,000
OTHER INTANGIBLE ASSETS, NET                                                                 4,920,000             5,218,000
NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                                            350,000               350,000
OTHER ASSETS                                                                                   119,000               136,000
                                                                                          ------------          ------------
TOTAL ASSETS                                                                              $ 23,643,000          $ 27,970,000
                                                                                          ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable - trade                                                           $  1,569,000          $  2,025,000
       Accrued expenses                                                                      2,125,000             2,622,000
       Current portion of long-term debt                                                     6,643,000             8,951,000
                                                                                          ------------          ------------
            Total current liabilities                                                       10,337,000            13,598,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                         4,403,000             4,594,000
COMMON STOCK PUT OPTION                                                                        600,000               600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                        -               362,000
DEFERRED TAXES                                                                               1,900,000             1,900,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                            3,691,000             2,664,000
                                                                                          ------------          ------------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                                           20,931,000            23,718,000

SHAREHOLDERS' EQUITY                                                                         2,712,000             4,252,000
                                                                                          ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 23,643,000          $ 27,970,000
                                                                                          ============          ============


Note: the balance sheet at October 27, 2002 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                      -----------------------------
                                                                       July 27,          July 28,
                                                                         2003              2002
OPERATING ACTIVITIES:
  Net Loss (income)                                                   $  (514,000)      $ 1,777,000

  Adjustments to reconcile net loss to
     net cash provided by operating activities:
           Gain from sale of net assets held for sale                     (77,000)                0
           Depreciation                                                   787,000         1,967,000
           Amortization                                                   300,000           802,000
           Other                                                                0           313,000
           Changes in operating assets and liabilities which
                 provided cash                                          1,401,000           130,000
                                                                      -----------       -----------
           Net cash provided by operating activities                    1,897,000         4,989,000
                                                                      -----------       -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (134,000)         (293,000)
  Proceeds from net assets held for sale                                  877,000                 0
  Increase (decrease) in other assets                                      17,000          (369,000)
                                                                      -----------       -----------
           Net cash provided by (used in) investing activities            760,000          (662,000)
                                                                      -----------       -----------

FINANCING ACTIVITIES:
  Net payments on line of credit                                       (2,450,000)       (4,400,000)
  Payments on long-term debt                                             (190,000)         (242,000)
  Payments on related party debt                                                0          (400,000)
                                                                      -----------       -----------
           Net cash used in continuing operations                      (2,640,000)       (5,042,000)
           Net cash used in discontinued operations                                         763,000
                                                                      -----------       -----------
           Net cash used in financing activities                       (2,640,000)       (4,279,000)
                                                                      -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  17,000            48,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            524,000           200,000
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   541,000       $   248,000
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                     $   524,000       $ 2,299,000
                                                                      ===========       ===========
    Taxes refunded                                                    $ 1,155,000       $ 6,392,000
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Preferred Dividends payable                                      $ 1,026,000       $ 1,009,000
                                                                      ===========       ===========

See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company - Owosso Corporation (the "Company") historically operated in four business segments: Motors, Coils, Agricultural Equipment and Other. The Company presently has one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC and Universal, established in 1974 in Watertown, New York. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

   The Company completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors, on July 30, 2002. Prior to that time, these entities were included in the results of the Motors segment

   Financial Statements - The condensed consolidated balance sheet as of July 27, 2003, the condensed consolidated statements of operations for the three and nine months ended July 27, 2003 and July 28, 2002 and the statement of cash flows for the nine months ended July 27, 2003 and July 28, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of July 27, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 27, 2002 Annual Report on Form 10-K.

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

   Recently Adopted Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 are required to be adopted for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on October 28, 2002. The impact in the first nine months of 2003 of discontinuing goodwill amortization was approximately $486,000. In accordance with SFAS No. 142, the Company has completed its transitional goodwill impairment test. Based on its assessment, the Company was not required to record a goodwill impairment charge as of October 28, 2002. The impact of the adoption of SFAS No. 142 is summarized as follows:

                                                      Three-Months Ended                    Nine-Months Ended
                                                ----------------------------        -----------------------------------
                                                  July 27,         July 28,            July 27,              July 28,
                                                   2003             2002                2003                 2002
   Reported Net (loss) income available
        for common shareholders                 $ (458,000)     $ (1,457,000)       $ (1,540,000)          $   768,000
   Add back: Goodwill amortization                       -           162,000                   -               486,000
                                                ----------      ------------        ------------           -----------
   Adjusted Net (loss) income                   $ (458,000)     $ (1,295,000)       $ (1,540,000)          $ 1,254,000
                                                ==========      ============        ============           ===========

   Basic (Loss) income per share:
   Reported Net (loss) income available
        for common shareholders                 $    (0.08)     $      (0.25)       $      (0.26)          $      0.13
   Add back: Goodwill amortization                       -              0.03                   -                  0.08
                                                ----------      ------------        ------------           -----------
   Adjusted Net (loss) income                   $    (0.08)     $      (0.22)       $      (0.26)          $      0.21
                                                ==========      ============        ============           ===========


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

2. LIQUIDITY AND FINANCING

   The Company has experienced a significant downturn in its operating results over the past several years and has been required to modify its bank credit facility, as further disclosed under Note 6 "Long-term Debt". Management intends to dispose of its remaining non-operating asset, the real estate at the Company's former Snowmax subsidiary. Management believes that available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2003.

   In anticipation of management's belief that the Company would be unable to remain in compliance with certain of its bank covenant requirements throughout fiscal 2003, management entered into and has successfully negotiated with the Company's lenders a waiver of the minimum EBITDA covenant through the end of fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. There can be no assurance, however, that management's plans for refinancing will be successfully executed.

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

3. NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

   The Company completed the sale of Astro Air Coils, Inc. ("Astro Air"), and Snowmax Incorporated ("Snowmax") on October 26, 2001. For financial reporting purposes, the assets and liabilities attributable to the Coils segment have been classified in the condensed consolidated balance sheets as net assets of discontinued operations held for sale. At both July 27, 2003 and October 27, 2002, net assets of discontinued operations held for sale were $350,000 and represent the estimated fair value of the Snowmax building, the only remaining Coils segment asset.

4. NET ASSETS HELD FOR SALE

   The Company's former Other segment consisted of Cramer Company ("Cramer"). The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001. The Company disposed of the remaining Cramer real property on May 9, 2003 and the net amount received at closing was $877,000, resulting in a gain of $77,000. For financial reporting purposes, the assets and liabilities attributable to the real property had been classified in the condensed consolidated balance sheets as net assets held for sale.

5. INVENTORIES


                                                   July 27,      October 27,
                                                     2003           2002

   Raw materials and purchased parts              $1,030,000     $1,001,000
   Work in process                                   725,000        908,000
   Finished goods                                    224,000        231,000
                                                  ----------     ----------
        Total Inventories                          1,979,000      2,140,000
   Inventory Provision                               289,000        234,000
                                                  ----------     ----------
        Net Inventories                           $1,690,000     $1,906,000
                                                  ==========     ==========


6. LONG-TERM DEBT

   On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was out of compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility, which adjusted the minimum EBITDA required under the covenant. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at July 27, 2003).

   In anticipation of management's belief that the Company would be unable to remain in compliance with certain of its bank covenant requirements throughout fiscal 2003, management entered into and has successfully negotiated with the Company's lenders to a waiver of the minimum EBITDA covenant through the end of fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. There can be no assurance, however, that management's plans for refinancing will be successfully executed.

   At July 27, 2003, $4,450,000 was outstanding under the Company's bank credit facility and $601,000 was available for additional borrowing in addition to the $541,000 cash on hand.

   Derivative Interest Rate Contracts - The Company has an interest rate swap agreement with one of its banks with a notional amount of $4,550,000. The agreement requires the Company to make quarterly fixed payments on the notional amount at 4.22% through October 1, 2003 in exchange for receiving payments at the BMA Municipal Swap Index (.80% at July 27, 2003). The Company entered into the interest rate swap agreement to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the condensed consolidated statements of operations as a component of interest expense. The fair market value of the swap agreement liability decreased to $25,000 at July 27, 2003, resulting in a credit to interest income of $85,000 for the nine months ended July 27, 2003. The fair market value of the swap agreement was $143,000 at July 28, 2002, resulting in a credit to interest income of $556,000 for the nine months ended July 28, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion addresses the financial condition of the Company as of July 27, 2003 and the results of operations for the three and nine months ended July 27, 2003 and July 28, 2002. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

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

   Three months ended July 27, 2003 compared to three months ended July 28, 2002

   Net sales. Net sales for the third quarter of 2003 decreased 61.4%, or $7.0 million, to $4.4 million, as compared to net sales of $11.4 million in the prior year quarter, primarily as a result of the sale of Motor Products. In addition, Pacific Rim competition has also continued to affect the Company's sales along with the reduction of business from the Company's major customers for the quarter. Sales for the prior year quarter excluding Motor Products were $5.5 million.

   Income from operations. For the third quarter of 2003, the Company reported income from operations of $35,000 as compared to a loss from operations of $1,154,000 in the prior year quarter. Loss from operations for the prior year quarter excluding Motor Products was $1,198,000.

   These results reflect a lower gross profit due to the decrease in sales, the sale of Motor Products, offset by a reduction in depreciation expense. This was offset by reduced selling general and administrative costs mainly due to decreased corporate expenses and discontinued amortization of goodwill. Corporate expenses included in selling, general and administrative costs were $329,000 in the third quarter of 2003, as compared to $1,540,000 in the prior year quarter. This decrease reflects no change in the expense estimate of outstanding workman's compensation claims in the third quarter of 2003 compared to an increase in the expense estimate in the prior year quarter. Also, professional fees and other miscellaneous expenses have decreased from the prior year quarter.

   Interest expense. Interest expense was $163,000 for the third quarter of fiscal 2003, as compared to $389,000 in the prior year quarter. The current year quarter includes interest income of $34,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year quarter includes interest income of $151,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $197,000 for the third quarter of 2003, as compared to $540,000 in the prior year quarter. Interest expense decreased primarily as a result of lower interest rates and debt levels.

   Income tax expense (benefit). The Company recorded an income tax benefit of $13,000 in the third quarter of 2003 as compared to a $424,000 benefit in the prior year quarter. The prior year quarter's benefit was as a result of changes in Federal tax laws, which allow the carryback of net operating losses for five years.

   Net loss available for common shareholders. Net loss available for common shareholders was $458,000, or $.08 per share, in the third quarter of 2003, as compared to net loss of $1.5 million, or $.25 per share, in the prior year quarter. Net loss available for common shareholders is calculated by subtracting dividends on preferred stock of $343,000 and $338,000 for 2003 and 2002, respectively. Net loss available for common shareholder excluding Motor Products for the prior year quarter was $1.3 million or $.22 per share.

   Nine months ended July 27, 2003 compared to Nine months ended July 28, 2002

   Net sales. Net sales for first nine months of 2003 decreased 57.5%, or $18.1 million, to $13.4 million, as compared to net sales of $31.5 million in the prior year, primarily as a result of the sale of Motor Products. In addition, Pacific Rim competition has continued to affect the Company's sales along with the reduction of business from the Company's major customers for the year. Sales for the prior year excluding Motor Products were $15.6 million.

   Loss from operations. For the first nine months of 2003, the Company reported a loss from operations of $120,000 as compared to a loss from operations of $2,031,000 in the prior year. Loss from operations for the prior year excluding Motor Products was $2,053,000.

   These results reflect a lower gross profit due to the decrease in sales, the sale of Motor Products, offset by a reduction in depreciation expense. This was offset by reduced selling general and administrative costs mainly due to decreased corporate expenses and discontinued amortization of goodwill. Corporate expenses included in selling, general and administrative costs were $1.1 million in the first nine months of 2003, as compared to $2.7 million in the prior year period. This decrease primarily reflects the closing of the corporate office. This decrease also reflects a reduced change in the expense estimate of outstanding workman's compensation claims in the first nine months of 2003 compared to an increase in the expense estimate in the prior year. Also, professional fees and other miscellaneous expenses have decreased from the prior year quarter.

   During the second quarter of 2003, the Company negotiated a settlement with all the Cramer retirees covered by a post retirement benefit. As a result of the settlement, Owosso paid out $76,000 and recognized a gain of $153,000.

   Interest expense. Interest expense was $553,000 for the first nine months of fiscal 2003, as compared to $1,374,000 in the prior year. The current year includes interest income of $85,000 resulting from a decrease in the fair market value of the Company's interest rate swap liability. The prior year includes interest income of $556,000, resulting from a decrease in the fair market value of the Company's interest rate swap liability. These amounts were recorded in accordance with SFAS 133. Exclusive of the effects of interest rate swap agreements, interest expense would have been $638,000 for the first nine months of 2003, as compared to $1,930,000 in the prior year. Interest expense decreased primarily as a result of lower interest rates and debt levels.

   Income tax expense (benefit). The Company recorded an income tax benefit of $159,000 in the first nine months of 2003 as compared to a $5.2 million benefit in the prior year. The prior year's benefit was as a result of changes in Federal tax laws, which allow the carryback of net operating losses for five years.

   Net income (loss) available for common shareholders. Net loss available for common shareholders was $1.5 million, or $.26 per share, in the first nine months of 2003, as compared to net income of $768,000, or $.13 per share, in the prior year. Net income (loss) available for common shareholders is calculated by subtracting dividends on preferred stock of $1026,000 and $1009,000 for 2003 and 2002, respectively. Net income available for common shareholder excluding Motor Products for the prior year was $514,000 or $.09 per share.

   Liquidity and Capital Resources

   Cash and cash equivalents were $541,000 at July 27, 2003. The Company had negative working capital of $5.4 million at July 27, 2003, as compared to negative working capital of $5.4 million at October 27, 2002. Net cash provided by operating activities of continuing operations was $1.9 million for the nine months ended July 27, 2003, as compared to net cash provided by operating activities from continuing operations of $5.0 million in the comparable period.

   Cash flows provided by investing activities from continuing operations included $134,000 for capital expenditures for equipment. The Company currently plans to invest approximately $40,000 during the remainder of fiscal 2003. Management anticipates funding capital expenditures with cash from operations and borrowings under the Company's revolving credit facility.

   Net cash used in financing activities from continuing operations included net repayments of $2,450,000 under the Company's revolving credit agreement, and debt repayments of $190,000.

   At July 27, 2003, $4.5 million was outstanding under the Company's revolving credit facility. The Company has experienced a significant downturn in its operating results over the past four years and starting at the end of fiscal 2000, was out of compliance with covenants under its bank credit facility. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility required reductions in the outstanding balance under the facility during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and additional reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002, required further reductions in the outstanding balance under the facility, based on expected future asset sales, increased the interest rate charged and replaced the minimum operating profit covenant with a minimum EBITDA covenant. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment requires further reductions in the outstanding balance under the facility, based on expected future asset sales and cash flow generated from operations, and extended and adjusted the minimum EBITDA covenant for 2003. At the beginning of the second quarter of 2003, management realized that the EBITDA covenant would be violated in the future and entered into negotiations with the Company's lenders to further modify the minimum EBITDA covenant. In April 2003, the Company entered into a further amendment to the facility, which adjusted the minimum EBITDA required under the covenant. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at July 27, 2003).

   Management intends to dispose of or liquidate its remaining non-operating asset, the real estate at the Company's former Snowmax subsidiary. Management believes that available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturates for fiscal 2003.

   In anticipation of management's belief that the Company would be unable to remain in compliance with certain of its bank covenant requirements throughout fiscal 2003, management entered into and has successfully negotiated with the Company's lenders a waiver of the minimum EBITDA covenant through the end of fiscal 2003. It is management's intent to refinance the Company's bank credit facility prior to its maturity in December 2003. There can be no assurance, however, that management's plans for refinancing will be successfully executed.

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

   o The Company's common stock was delisted from the Nasdaq SmallCap Market effective with the close of business July 8, 2003 as a result of the market value of the Company's publicly held shares falling below $1,000,000. The Company's common stock is currently trading on the OTC Bulletin Board ("OTCBB"). Among other consequences, the delisting from the Nasdaq SmallCap Market, and trading on the OTCBB, may cause a decline in the stock price, reduced liquidity in the trading market for the common stock and difficulty in obtaining future financing.

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

   To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at July 27, 2003. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturaties, and (2) estimates obtained from dealers to settle interest rate swap agreements. Note 6 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                      Year of Maturity                                    Fair Value
                                  ----------------------------------------------------------  Total Due       at
                                   2003      2004       2005     2006     2007    Thereafter at Maturity   7/27/2003
                                  ------     -----      ----     ----     ----    ---------- -----------  ----------
   Debt:
       Fixed rate                 $1,592     $ 258      $ 92     $ 96     $  8       $ -        $2,046       $2,046
       Average interest rate        8.9%      6.6%      5.0%     5.0%     5.0%
       Variable rate              $5,050     $ 600      $600     $900     $900       $950       $9,000       $9,000
       Average interest rate        6.9%      2.8%      2.8%     2.8%     2.8%       2.8%

   Interest rate swap agreements:
       Variable to fixed swaps    $4,550     $ -        $ -      $ -      $ -        $ -        $4,550       $  (25)
       Average pay rate              4.2
       Average receive rate          0.8




ITEM 4. CONTROLS AND PROCEDURES

   The Company's Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

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

Item 3.           Defaults Upon Senior Securities

(b) Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $3,691,000.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

10.32 Eighteenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective September 10, 2003.

11                Computation of Per Share Earnings

31.1 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


32.1 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)      Form 8-K

The Company filed a report on 8-K dated July 8, 2003, disclosing that The Nasdaq Stock Market, Inc. had informed Owosso Corporation that its common stock would be delisted from the Nasdaq SmallCap Market effective with the close of business on Tuesday, July 8, 2003. The delisting was a result of the market value of Owosso's publicly held shares falling below $1,000,000.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               OWOSSO CORPORATION



         Date:    September 9, 2003            By: /s/ George B. Lemmon, Jr.
                                                   -------------------------
                                                   George B. Lemmon, Jr.
                                                   President, Chief Executive
                                                   Officer, and chairman