Form 10-K
period 2003-10-26
OWOSSO CORP
filed 2004-02-10
CIK 921046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 26, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission file number: 0-25066

                               OWOSSO CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2756709
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            22543 Fisher Road, PO Box 6660, Watertown, New York 13601
               (Address of principal executive offices)(Zip Code)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $744,000 as of April 27, 2003, which is based upon the closing price on such date. As of July 9, 2003 the registrant's common stock has traded on the OTC Bulletin Board.

As of January 20, 2004, 5,824,306 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated By Reference

Portions of the registrant's Proxy Statement intended to be filed with the Commission in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. To the extent the Proxy Statement is not filed within the prescribed time period, the registrant will amend Part III of this Form 10-K as required by instruction G(3) to this Form 10-K.

                                     PART I

Item 1.  Business.

Owosso Corporation (the "Company") was incorporated in Pennsylvania and organized as a holding company in 1994. The holding company structure separated the administrative and financing activities of the Company from the activities of its operating subsidiaries.

As of July 30, 2002, the Company had one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical "Motors segment." Stature is a custom designer and manufacturer of motors and gear motors, including AC, DC, and Universal. Established in 1974 in Watertown, New York, Stature is a progressive company, which emphasizes a partnership approach in all aspects of its business. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

On February 10, 2004, the Company reached a definitive agreement with Allied Motion Control Technologies, Inc. ("Allied") for the acquisition by Allied of all the shares of the Company on the following terms: .068 shares of common stock of Allied for each share of common stock of the Company, and a combination of .127 shares of Allied common stock, a warrant to purchase 0.28 shares of Allied common stock and cash of $0.9333 for each share outstanding of the Company's Class A convertible preferred stock. Based on the Company's 5,824,306 common shares and 1,071,428 preferred shares issued, the aggregate amount to common shareholders will be approximately $1.75 million, and the aggregate amount to preferred shareholders will be approximately $1.6 million. In addition, Allied has agreed to repay and assume up to $10.6 million of the Company's outstanding debt, and the Company's preferred shareholders may be entitled to Allied subordinated promissory notes with an aggregate principal amount of up to $500,000 based on the 2004 gross revenue of Stature. Accordingly, the transaction has an aggregate value of approximately $14.0 million, exclusive of any value attributable to the warrants and Allied notes. The board of directors of each Company has approved the transaction. The consummation of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The transaction is expected to be completed prior to July 1, 2004.

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

Throughout fiscal 2001, the Company remained out of compliance with financial covenants, including maintenance of minimum operating profit, under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001, 2002 and 2003, and in each case the Company's lenders agreed to forebear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances and to secure the lenders' agreement to forebear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July of 2002. As disclosed under Note 9 "Long-term Debt," the amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001, 2002 and 2003, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2003 (fiscal 2004), the Company entered into a further amendment to the facility which extended the maturity date to March 31, 2004.

During fiscal 2004, the Company intends to dispose of real estate at the Company's former Snowmax Corporation subsidiary. An entity controlled by Mr. Lemmon, the Company's President, CEO and Chairman, has expressed interest in purchasing such real estate, however no binding agreement has been entered into and any such sale will be subject to the approval of the Company's audit committee. Based on current negotiations, the Company estimates proceeds of approximately $312,000 if successful in completing the sale.

Management believes that, along with the sale of this real estate, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities through March 2004. It is management's intent to refinance the Company's bank credit facility prior to its maturity in March 2004. However, there can be no assurance that management's plans will be successfully executed.

On July 30, 2002, the Company completed the sale of all of the outstanding stock of its Motor Products subsidiaries, manufacturers of fractional and integral horsepower motors. The purchase price paid by Allied (F.K.A. Hathaway Motion Control Corporation) (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, paid six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. The principal amount of the note was also utilized to reduce outstanding bank debt. As a result of this transaction, the Company presently has only one operating subsidiary, Stature.

The Company's historical Other segment included Dura-Bond Bearing Company ("Dura-Bond") and Cramer Company ("Cramer"). Dura-Bond manufactured replacement camshaft bearings, valve seats and shims for the automotive after-market. In November 2000, the Company completed the sale of the stock of Dura-Bond to a joint venture formed by Melling Tool Company of Jackson, Michigan and Engine Power Components, Inc. of Grand Haven, Michigan (the "Joint Venture"). The Joint Venture acquired the stock of Dura-Bond for approximately $4.6 million, plus the assumption of approximately $5.0 million of debt. Based upon the terms of the sale, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.2 million to adjust the carrying value of Dura-Bond's assets to their estimated fair value.

Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the operating assets (excluding the real estate) of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Cramer assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represented a reduction in goodwill of $400,000 and the write-down of other non-current assets of $1.2 million. In September 2001, the Company sold substantially all of the remaining operating assets (excluding the real estate) of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with that sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third fiscal quarter of 2001. The Company recorded a pretax charge of $270,000 in the fourth quarter of 2002 to adjust the carrying value for the Cramer real estate to the estimated fair value, based upon an estimated sales price of the assets and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2002.

The Company's historical Coils segment manufactured heat exchange coils and included Astro Air Coils, Inc. ("Astro Air"), Snowmax, Inc. ("Snowmax"), and Astro Air UK, Limited ("Astro UK"). Astro UK was a joint venture with the Company's largest customer, Bergstrom, Inc. In May 2001, the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000) was completed. Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's bank credit facility.

In October 2001, the Company completed the sale of the assets of the remaining businesses in its Coils segment, Astro Air and Snowmax (together, the "Coils Subsidiaries"). The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale of $5.6 million were utilized to reduce the Company's bank credit facility. The Buyer also assumed approximately $3.7 million of liabilities. The Company recorded a pretax charge of approximately $9.3 million related to this sale in the fourth quarter of 2001. The Company recorded a charge of $520,000 net of taxes in the fourth quarter of 2002 to adjust the carrying value for the real estate assets to the estimated fair value, based upon an estimated sales price of the assets. The Company has reported the results of the Coils segment as discontinued operations for all periods presented in the consolidated statements of operations.

In January 2001, the Company completed the sale of stock of Sooner Trailer to the McCasland Investment Group and certain members of Sooner Trailer's management for cash of $11.5 million, subject to certain post-closing adjustments based on changes in working capital, plus the assumption of debt of approximately $670,000. In May 2001, the Company received approximately $2.0 million related to such post-closing adjustments. In connection with the anticipated sale, the Company recognized a loss of $8.6 million in the fourth quarter of 2000 to adjust the carrying value of Sooner Trailer's assets to their estimated fair value based on an expected sales price. No additional gain or loss was recorded upon completion of the sale. Sooner Trailer had been included in the Company's historical Agricultural Equipment segment (formerly known as the Trailers and Agricultural Equipment segment). Accordingly, the Company has reported the results of Sooner Trailer as discontinued operations for all periods presented in the consolidated statements of operations.

Owosso Corporation (the "Company") was incorporated in Pennsylvania and organized as a holding company in 1994. The holding company structure separated the administrative and financing activities of the Company from the activities of its operating subsidiaries.

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

A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 26%, 14% and 15% of total sales from continuing operations for 2003, 2002 and 2001, respectively. Subsequent to October 26, 2003, the Company is no longer selling to the second largest customer that accounted for 9% of its sales in 2003.

The Company's backlog of unfilled orders for the historical Motors segment was $6.4 million as of December 12, 2003, as compared to $5.5 million as of December 12, 2002.

The Company's business is highly competitive. Competition is based primarily on design and application engineering capabilities and product reliability and quality, as well as price.

The Company has approximately 170 employees and believes that its relationship with its employees is good.

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

Executive officer(s) of the registrant

The sole executive officer of the Company is:

Name                          Age        Positions
----                          ---        ---------
George B. Lemmon, Jr.          42        President, Chief Executive
                                         Officer, and Chairman of the Board


George B. Lemmon, Jr. became President of the Company in May 1996, and has served as Chief Executive Officer of the Company since August 1995 and as a director of the Company since its inception in March 1994. Mr. Lemmon has been acting as the Company's principle accounting officer and principle financial officer since February 2002. In April 2003, Mr. Lemmon was elected Chairman of the Board. As an officer of the Company Mr. Lemmon serves until his successor is elected and qualifies. Prior to joining the Company, Mr. Lemmon was the CFO of Brynavon Group, a private equity firm that contributed part of its investment portfolio to the Company in exchange for shares during the initial public offering of the Company in October of 1994.

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

The Company's former principal executive offices, located at 2200 Renaissance Boulevard, King of Prussia, Pennsylvania, were under lease to expire in September 2006 with a base rent of approximately $305,000 per year. The Company successfully negotiated a lease surrender agreement in December 2003 at a cost of $280,000 and vacated the office space in January 2004. The Company paid $89,000 covering rent through March 2004. The landlord also has the right to negotiate an existing letter of credit held by the landlord as security under the lease and retain the proceeds therefrom in the amount of $191,000 on the termination date.

The Company continues to own a 90,000 square foot manufacturing facility located in Kilgore, Texas, which housed the Company's former Snowmax subsidiary. During fiscal 2004, the Company intends to dispose of this facility. An entity controlled by Mr. Lemmon, the Company's President, CEO and Chairman, has expressed interest in purchasing such real estate, however no binding agreement has been entered into and any such sale will be subject to the approval of the Company's audit committee. Based on current negotiations, the Company estimates proceeds of approximately $312,000 if successful in completing the sale.

The Company believes that its machinery, plants and offices are in satisfactory operating condition and are adequate for the Company's current needs.

Item 3.  Legal Proceedings.

As discussed in Item 7 under "Environmental Matters," the Company is a party to various legal proceedings concerning environmental regulations. In addition, the Company is a party to various lawsuits arising in the ordinary course of business, none of which are expected to be material with respect to the business assets or continuing operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

In July 2003, the Company's common stock was de-listed from the NASDAQ SmallCap Market. At that time, the Company's common stock began trading on the NASD's electronic over-the-counter quotation system, the Over-the-Counter Bulletin Board (the "OTCBB").

The following table sets forth, for all fiscal quarters in fiscal 2002 and for the first through third fiscal quarters of fiscal 2003, the high and low sales prices per share for the Company's common stock on the NASDAQ SmallCap Market, and for the fourth quarter of fiscal 2003 sets forth the high and low bid prices per share for the Company's common stock on the OTCBB.

 Fiscal year ended October 28, 2003:            High                  Low
                                               ------                -----
          First Quarter                        $0.660                $0.230

          Second Quarter                       $0.410                $0.200

          Third Quarter                        $0.580                $0.040

          Fourth Quarter                       $0.200                $0.050

 Fiscal year ended October 27, 2002:            High                  Low
                                               ------                -----
          First Quarter                        $0.550                $0.100

          Second Quarter                       $0.780                $0.210

          Third Quarter                        $0.850                $0.290

          Fourth Quarter                       $0.805                $0.450

As of January 20, 2004, there were 114 holders of record of the Company's common stock and an estimated 450 beneficial owners of the common stock.

Effective for the second quarter of 2000 the Company modified certain covenants included in its bank credit facility. In connection with such modifications, the Company was, and continues to be, prohibited from making common stock dividend payments subsequent to August 28, 2000. Further modifications to the Company's bank credit facility in February 2001 resulted in the Company also being prohibited from making future preferred stock dividend payments and from purchasing the Company's stock.

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

                                                                    Fiscal Year Ended
                                                 -------------------------------------------------------------
                                                  Oct. 26,     Oct. 27,    Oct. 28,      Oct. 29,    Oct. 31,
                                                    2003       2002(2)       2001         2000        1999(1)
                                                 ----------  -----------   ---------     ---------  ----------
                                                             (in thousands, except share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $17,715     $36,901      $54,326      $75,204      $84,214
Cost of products sold                               14,374      31,242       43,897       59,429       65,009
                                                  --------    --------     --------     --------     --------
Gross profit                                         3,341       5,659       10,429       15,775       19,205
Selling, general and administrative
         expenses                                    3,881       8,224       11,183       13,240       16,305
Goodwill impairment expense                          5,331          --           --           --           --
Write-down of net assets held for sale                  --         381        1,100        2,800           --
                                                  --------    --------     --------     --------     --------
Income (loss) from operations                       (5,871)     (2,946)      (1,854)        (265)       2,900
Interest expense                                       708       1,588        4,335        5,069        4,947
Gain on sale of business                                --      (6,055)          --           --           --
Other (income) expense                                (122)         --         (110)         530         (444)
                                                  --------    --------     --------     --------     --------

Income (loss) from continuing
operations        before income taxes               (6,457)      1,521       (6,079)      (5,864)      (1,603)
Income tax benefit                                    (604)     (4,197)      (1,968)      (1,082)        (658)
                                                  --------    --------     --------     --------     --------
Income (loss) from continuing operations            (5,853)      5,718       (4,111)      (4,782)        (945)

Discontinued operations:
     Income (loss) from
        discontinued
        operations                                      --        (520)      (2,073)        (290)       2,722


     Loss on disposal of discontinued
          operations                                    --          --      (10,040)      (8,600)          --
Cumulative effect of accounting change                  --          --          (67)          --           --
                                                  --------    --------     --------     --------     --------
Net income (loss)                                   (5,853)      5,198      (16,291)     (13,672)       1,777
Dividends and accretion on preferred stock          (1,370)     (1,349)      (1,316)      (1,121)      (1,095)
                                                  --------    --------     --------     --------     --------

Net income (loss) available to common
          Shareholders                             $(7,223)     $3,849     $(17,607)    $(14,793)        $682
                                                  ========      ======    =========    =========         ====

Basic and diluted income (loss) available
        for common shareholders from
        continuing operations per  share             (1.24)      $0.75       $(0.93)      $(1.01)      $(0.35)

Weighted average number of common
            shares outstanding (basic)               5,824       5,824        5,866        5,844        5,826


                                                                   Fiscal Year Ended
                                             ------------------------------------------------------------
                                                Oct. 26,   Oct.27,      Oct. 28,     Oct. 29,    Oct. 31,
                                                 2003     2002(2)         2001         2000      1999(1)
                                                 ----     -------         ----         -----     -------
                                                                    (in thousands)
OTHER DATA:
Capital expenditures                             $171       $ 132         $757       $1,195       $3,789
Depreciation and amortization                   1,432       3,840        3,867        5,025        4,984



                                                                  Fiscal Year Ended
                                             ------------------------------------------------------------
                                               Oct. 26,   Oct. 27,     Oct. 28,     Oct. 29,     Oct. 31,
                                                 2003     2002(2)        2001         2000       1999(1)
                                                 ----     -------         ----         ----      -------
BALANCE SHEET DATA:
Total assets                                  $18,380     $27,970      $46,394      $81,163     $105,345
Total short-term and long-term obligations     11,096      13,545       29,604       49,968       54,222
Stockholders' (deficit) equity                 (2,971)      4,252          403       18,432       33,984



--------------------------------------------------------------------------------

(1) Includes the results of operations of the Company's former Parker Industries subsidiary through its disposition on March 5, 1999. Fiscal 1999 included 53 weeks, while the other years presented included 52 weeks.

(2) The results include Motor Products which was sold July, 30, 2002. See "Item 1. Business." of this Form 10-K for further information on the sale of Motor Products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Owosso Corporation (the "Company") was incorporated in Pennsylvania and organized as a holding company in 1994. The holding company structure separated the administrative and financing activities of the Company from the activities of its operating subsidiaries.

As of July 30, 2002, the Company had one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical "Motors segment." Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

On February 10, 2004, the Company reached a definitive agreement with Allied Motion Control Technologies, Inc. ("Allied") for the acquisition by Allied of all the shares of the Company on the following terms: .068 shares of common stock of Allied for each share of common stock of the Company, and a combination of .127 shares of Allied common stock, a warrant to purchase 0.28 shares of Allied common stock and cash of $0.9333 for each share outstanding of the Company's Class A convertible preferred stock. Based on the Company's 5,824,306 common shares and 1,071,428 preferred shares issued, the aggregate amount to common shareholders will be approximately $1.75 million, and the aggregate amount to preferred shareholders will be approximately $1.6 million. In addition, Allied has agreed to repay and assume up to $10.6 million of the Company's outstanding debt, and the Company's preferred shareholders may be entitled to Allied subordinated promissory notes with an aggregate principal amount of up to $500,000 based on the 2004 gross revenue of Stature. Accordingly, the transaction has an aggregate value of approximately $14 million, exclusive of any value attributable to the warrants and Allied notes. The board of directors of each Company has approved the transaction. The consummation of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The transaction is expected to be completed prior to July 1, 2004.

In 1998, the Company formulated a long-term plan to concentrate on value-added components for industry. In connection with its implementation of that plan, the Company began a series of divestitures beginning with the sale of the four businesses comprising its former Agricultural Equipment segment. The sale of the last of those businesses was completed in January 2001 with the divestiture of Sooner Trailer. During that time, however, the Company experienced a significant downturn in its operating results and at the end of fiscal 2000 was out of compliance with covenants under its bank credit facility.

Throughout fiscal 2001, the Company remained out of compliance with financial covenants, including maintenance of minimum operating profit, under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001, 2002 and 2003, and in each case the Company's lenders agreed to forebear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances and to secure the lenders' agreement to forebear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July of 2002. As disclosed under Note 9 "Long-term Debt," the amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001, 2002, and 2003, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2003 (fiscal 2004), the Company entered into a further amendment to the facility, which extended the maturity date to March 31, 2004.

During fiscal 2004, the Company intends to dispose of the real estate at the Company's former Snowmax Corporation subsidiary. An entity controlled by Mr. Lemmon, the Company's President and CEO, has expressed interest in purchasing such real estate, however no binding agreement has been entered into and any such sale will be subject to the approval of the Company's audit committee. Based on current negotiations, the Company estimates proceeds of approximately $312,000 if successful in completing the sale.

Management believes that, along with the sale of the real estate, available cash and cash equivalents, cash flows from operations and available borrowings under the Company's bank credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities through March 2004. It is management's intent to refinance the Company's bank credit facility prior to its maturity in March 2004. However, there can be no assurance that management's plans will be successfully executed.

In July 2002, the Company completed the sale of all of the outstanding stock of its Motor Products subsidiaries, manufacturers of fractional and integral horsepower motors. The purchase price paid by Allied Motion Technologies, Inc. F.K.A. Hathaway Motion Control Corporation (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, paid six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. The principal amount of the note was also utilized to reduce outstanding bank debt. As a result of this transaction, the Company presently has only one operating subsidiary, Stature.

The Company's historical Other segment included Cramer. Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2.0 million, plus the assumption of approximately $400,000 in liabilities. In connection with the sale of the timer and switch line and the anticipated sale of the remainder of the operating assets (excluding the real estate) of Cramer, the Company recorded, in the fourth quarter of fiscal 2000, a pretax charge of $1.6 million to adjust the carrying value for the Cramer assets to their estimated fair value, based upon an estimated sales price of the assets. Such charge represented a reduction in goodwill of $400,000 and the write-down of other non-current assets of $1.2 million and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2000. In September 2001, the Company sold substantially all of the remaining operating assets (excluding the real estate) of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with that sale, the Company recorded a further adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1.1 million, recorded in the third fiscal quarter of 2001. The Company recorded a pretax charge of $270,000 in the fourth quarter of 2002 to adjust the carrying value for the Cramer real estate to the estimated fair value, based upon an estimated sales price of the assets and was included in "Write-down of net assets held for sale" in the consolidated statements of operations for fiscal 2002.

The Company's historical Coils segment manufactured heat exchange coils and included Astro Air Coils, Snowmax and Astro Air UK. Astro UK was a joint venture with the Company's largest customer, Bergstrom, Inc. In May 2001, the sale of substantially all of the assets of Astro UK to ACR Heat Transfer Limited of Norfolk, England for cash of (pound)450,000 (approximately $643,000) was completed. Based upon the terms of the sale, the Company recorded, in the second quarter of 2001, a pretax charge of $700,000 to adjust the carrying value of Astro UK's assets to their estimated realizable value. No additional gain or loss was recorded upon completion of the sale. Proceeds from the sale were utilized to reduce the Company's bank credit facility.

In October 2001, the Company completed the sale of the assets of the remaining Coils Subsidiaries. The sale of the Coils Subsidiaries was effectuated pursuant to an Asset Purchase Agreement, dated as of October 26, 2001, by and among the Coils Subsidiaries, Astro Air, Inc. (the "Buyer"), and Rex Dacus, the manager of the Coils segment and the person from whom the Company acquired the assets and operations of Astro Air Coils, Inc. in 1998. Proceeds from the sale of $5.6 million were utilized to reduce the Company's bank credit facility. The Buyer also assumed approximately $3.7 million of liabilities. The Company recorded a pretax charge of $9.3 million related to this sale in the fourth quarter of 2001. The Company recorded a charge of $520,000 net of taxes in the fourth quarter of 2002 to adjust the carrying value for the real estate assets to the estimated fair value, based upon an estimated sales price of the assets.

Critical Accounting Policies

         The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The Company's significant accounting policies are described in Note 3 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical by the SEC.

         Use of estimates. In preparing the consolidated financial statements we use estimates in determining the economic useful lives of our assets, asset impairments, obligations under our employee benefit plans, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require us to use our judgment. While we believe that our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, our assets, liabilities or results of operations may be overstated or understated.

         Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonable estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations may be overstated or understated.

         Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations, exclusive of goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. If the actual value is significantly less than the estimated value, our assets may be overstated.

         Inventories. We record the value of inventory at the lower of cost or market, and periodically review the book value of products and product lines to determine if they are properly valued. We also periodically review the composition of our inventories and seek to identify slow-moving inventories. In connection with those reviews, we seek to identify products that may not be properly valued and assess the ability to dispose of them at a price greater than cost. If it is determined that the cost is less than market value, then cost is used for inventory valuation. If a write down to current market value is necessary, the market value cannot be greater than the net realizable value, sometimes called the ceiling (defined as selling price less cost to complete and dispose), and cannot be lower than net realizable value less a normal profit margin, sometimes called the floor. If the actual value is significantly less than the recorded value, our assets may be overstated.

         Goodwill. On an annual basis, we test goodwill for impairment unless an event occurs or circumstances change that would require us to test goodwill for impairment between our annual tests. An impairment expense is recognized immediately if such testing indicates that goodwill is impaired.

Results of Operations

The Company's fiscal year includes 52 or 53 weeks, ending on the last Sunday in October. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

Year ended October 26, 2003 compared to year ended October 27, 2002

Net sales. Net sales for 2003 were $17.7 million, as compared to net sales of $36.9 million in 2001, a decrease of 52.0%. These results include the effects of the disposition of Motor Products in July 2002, the loss of the Company's second biggest customer, the effects of the general economic slowdown on the Company's primary markets, particularly the recreational vehicle markets, as well as the effects of increased Pacific Rim competition in the healthcare market.

Loss from operations. For 2003, the Company recorded a loss from operations of $5.9 million, as compared to a loss from operations of $2.9 million in 2002. These results include a $5.3 million goodwill impairment expense for 2003.

Interest expense. Interest expense decreased to $708,000 for 2003 from $1.6 million in the prior year, primarily as a result of lower debt levels. The current period includes a credit of $110,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreement that expired October 1, 2003.

Other (income) expense. For 2003, the Company recorded other income of $122,000. This was primarily the result of the Company negotiating a settlement with all of the Cramer retirees covered by a post retirement benefit. As a result of the settlement, Owosso paid out $76,000 and recognized a gain of $165,000.

Income tax expense (benefit). The Company recorded an income tax benefit of $604,000 for 2003. The Company recorded an income tax benefit at an effective rate of 9.4% for 2003.

Income (loss) from discontinued operations. For 2002, the Company recorded a loss from discontinued operations, representing the remaining real estate asset of the Coils segment, of $520,000 (net of income tax expense of $268,000). There were no discontinued operations in 2003.

Net income (loss) available for common shareholders. Net loss available for common shareholders was $7.2 million, or $1.24 per share, in 2003, as compared to net income of $3.8 million, or $0.66 per share, in 2002. Income (loss) available for common shareholders is calculated by subtracting dividends of preferred stock of $1.4 million for 2003 and 1.3 million for 2002.

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

The 2002 fiscal year loss includes a charge of $381,000, as compared to $1.1 million in 2001 for the write-down of net assets held for sale, related to the Cramer real estate asset.

Interest expense. Interest expense decreased to $1.6 million for 2002 from $4.3 million in the prior year, primarily as a result of lower debt levels. The 2002 fiscal year includes a credit of $589,000 resulting from a decrease in the fair market value of the Company's interest rate swap agreements as a result of decreases in interest rates.

Other (income) expense. For 2001, other (income) expense primarily represents the partial recovery of a note received in connection with the sale of certain Cramer assets in 1999 (the "Cramer Note Receivable").

Income tax expense (benefit). The Company recorded an income tax benefit of $4.5 million for 2002 of which $4.3 million was as a result of recent changes in federal tax laws, which allow the carryback of net operating losses for five years. The Company recorded an income tax expense at an effective rate of 6.4% for 2002, excluding the $4.3 million tax benefit, as compared to an effective tax rate of 32.4% in the prior year.

Income (loss) from discontinued operations. For 2002, the Company recorded a loss from discontinued operations, representing the remaining real estate asset of the Coils segment, of $520,000 (net of income tax expense of $268,000). For 2001, the Company recorded a loss from discontinued operations, representing the operations of the Coils segment, of $12.1 million (net of income tax expense of $514,000) on revenues of $35.6 million. The fiscal 2001 year results reflect a pre-tax loss on the sale of the Coils segment of $10.0 million.

Net income (loss) available for common shareholders. Net income available for common shareholders was $3.8 million, or $.66 per share, in 2002, as compared to a net loss of $17.6 million, or $3.00 per share, in 2001. Net income (loss) available for common shareholders is calculated by subtracting dividends of preferred stock of $1.3 million for both 2002 and 2001.

Liquidity and Capital Resources

The following discussion does not consider the definitive agreement with Allied Motion Control Technologies, Inc. for the acquisition of the Company. Refer to
Note 19 of the consolidated financial statements.

At October 26, 2003, cash and cash equivalents were $309,000. The Company had negative working capital at October 26, 2003 of $9.5 million, as compared to negative working capital of $5.4 million at October 27, 2002. Net cash provided by operating activities was $2.0 million for 2003, as compared to $5.7 million in the prior year. Cash from operations in the prior year includes operations of the Motor Products subsidiaries, some of which were sold in the prior year.

The Company currently plans to invest approximately $280,000 in capital expenditures during fiscal 2004. Management anticipates funding such capital expenditures with cash from operations and proceeds from the Company's bank credit facility.

Net cash used in financing activities included net repayments of $2.4 million under the Company's revolving credit agreement, and debt repayments of $49,000.

At October 26, 2003, $4.5 million was outstanding under the Company's bank credit facility. On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the bank credit facility, which was further amended in February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibited the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment called for further reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA. For further information see "Item 7. General." of this Form 10-K. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. In April 2003, the Company entered into a further amendment to the facility, which amended the financial covenant. In September 2003, the Company entered into a further amendment to the facility, which waived a mandatory paydown. In December 2003, the Company entered into a further amendment to the facility, which extended the maturity date to March 31, 2004. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at October 26, 2003).

Contractual Obligations

The following table summarizes the Company's future obligations, based on original maturities, under contracts as of October 26, 2003:


Contractual Obligations                   2004        2005        2006       2007        2008      Thereafter     Total
-----------------------                   ----        ----        ----       ----        ----      ----------     -----
Revolving Credit Agreement              $ 4,500,000   $      -   $       -   $      -   $       -    $       -   $ 4,500,000
Term Loans                                  288,000     88,000      93,000     81,000           -            -       550,000
Industrial Revenue Bonds                    600,000    600,000     600,000    900,000     900,000      950,000     4,550,000
Subordinated Promissory Notes             1,368,000    128,000           -          -           -            -     1,496,000
                                     ----------------------------------------------------------------------------------------
                               Total    $ 6,756,000   $816,000   $ 693,000   $981,000   $ 900,000    $ 950,000  $ 11,096,000
                                     ========================================================================================


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

Recently Issued Financial Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". There was no effect on the Company's financial statements from the adaptation of SFAS No. 145 in fiscal 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company's adoption of FIN 45 did not have an effect on its consolidated financial statements in fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for the interim period ended April 30, 2004, or earlier in certain instances. Such instances did not have a material effect on the Company's consolidated financial statements in fiscal 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material effect on its consolidated financial statements in fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for mandatory redeemable instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material effect on its consolidated financial statements in fiscal 2003.

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

     o In July 2003, the Company's common stock was delisted from the NASDAQ SmallCap Market and began trading on the NASD's Over-the-Counter Bulletin Board ("OTCBB"). As a result, the price of the Company's common stock may be subject to greater volatility and reduced liquidity. In addition, among other challenges, the Company may have difficulties in obtaining future financing.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of original maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at October 26, 2003. Fair values included herein have been determined based upon rates currently available to the Company for debt with similar terms and the original maturities. Note 9 to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).



                                                Year of Maturity                                        Fair Value
                           --------------------------------------------------------------   Total Due       at
                                 2004      2005      2006      2007      2008  Thereafter  at Maturity  10/26/2003
                                 ----      ----      ----      ----      ----  ----------  -----------  ----------
Debt:
    Fixed rate                $ 1,656     $ 216       $ 93      $ 81      $ -         $ -      $ 2,046     $ 2,046
    Average interest rate        8.9%      6.4%       5.0%      5.0%
    Variable rate              $5,100     $ 600       $600      $900      $900        $950     $ 9,050     $ 9,050
    Average interest rate        6.1%      1.1%       1.1%      1.1%      1.1%        1.1%




Item 8.    Financial Statements and Supplementary Data.

The Company's consolidated financial statements and financial statement schedule appear at pages F-1 through F-23, as set forth in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company carried out an evaluation under the supervision and with the participation of its internal review committee and its management, including its Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information concerning (i) directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") intended to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Shareholders, (ii) information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officer(s) of the Company" in Part I of this Form 10-K, and (iii) information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this Item 10. To the extent the Proxy Statement is not filed within the required time period, the Company will amend this Item 10 as required by general instruction G(3) to this Form 10-K.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which has been filed as an exhibit to this Form 10-K.

Item 11.  Executive Compensation.

The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference in response to this
Item 11. To the extent the Proxy Statement is not filed within the required time period, the Company will amend this Item 11 as required by general instruction G(3) to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company's equity compensation plans as of October 26, 2003. All outstanding awards relate to the Company's common stock. For additional information about the Company's equity compensation plans, see note 17 of Notes to Consolidated Financial Statements under Item 8.

                                                                                              Number of securities
                                                                                             remaining available for
                                        Number of securities                                  future issuance under
                                          to be issued upon         Weighted-average           equity compensation
                                             exercise of            exercise price of           plans (excluding
                                        outstanding options,      outstanding options,       securities reflected in
Plan category                            warrants and rights       warrants and rights             column (a))
---------------                        ----------------------    ----------------------    --------------------------
                                                 (a)                       (b)                         (c)
Equity  Compensation plans approved            229,000                    $5.38                      771,000
by security holders.................

Equity   compensation   plans   not
approved by security holders........              0                         0                           0
                                               -------                    -----                      -------
         Total .....................           229,000                    $5.38                      771,000
                                               =======                    =====                      =======

The other information required under this Item is contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference in response to this Item
12. To the extent the Proxy Statement is not filed within the required time period, the Company will amend this Item 12 as required by general instruction G(3) to this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The information contained in the section titled "Certain Relationships and Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this
Item 13. To the extent the Proxy Statement is not filed within the required time period, the Company will amend this Item 13 as required by general instruction G(3) to this Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The information contained in the section titled "Audit Fees" of the Proxy Statement is incorporated herein by reference in response to this Item 14. To the extent the Proxy Statement is not filed within the required time period, the Company will amend this Item 14 as required by general instruction G(3) to this Form 10-K.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the Company's fiscal year.

(c)      Exhibits

Exhibit No.                                 Description
-----------------------------------------------------------------------
* 2.1                 Stock Purchase Agreement among Hathaway Motion Control Corporation, Motor Products -- Owosso
                      Corporation, Motor Products -- Ohio Corporation, and Owosso Corporation, dated July 8, 2002.
                      (Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 30, 2002).

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

#*10.1                1994 Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 30, 1994 (the "1994 Form 10-K ")).

*10.2                 Employment Agreement between Michael Koepke and Owosso Motor Group, Inc., dated September 30, 1996
                      (Exhibit 10.2 to the Company's Annual Report for the year ended October 27 2002).
*10.3                 Lease, dated March 21, 1995, between Motor Products - Ohio Corporation and William Berhard Realty Company
                      (Exhibit 10.44 to the 1995 Form 10-K).



Exhibit No.                                 Description
-----------------------------------------------------------------------
 *10.4                Confidentiality and Non-Solicitation Agreement between the Company and Eugene P. Lynch, dated
                      October 31, 1994 (Exhibit 10.45 to the 1994 Form 10-K).

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

 *10.19               Executive Salary Continuation Agreement between Owosso Corporation and John M. Morrash, dated
                      August 27, 2001 (Exhibit 10.19 to the Company's Annual Report for the year ended October 27 2002).

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



Exhibit No.                                 Description
-----------------------------------------------------------------------
*10.22                Eleventh Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective May 16, 2002 (Exhibit 10.22 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended April 28, 2002).

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

*10.25                Fourteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective September 30, 2002 (Exhibit 10.25 to the
                      Company's Annual Report for the year ended October 27 2002).

*10.26                Fifteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective October 27, 2002 (Exhibit 10.26 to the
                      Company's Annual Report for the year ended October 27 2002).

*10.27                Sixteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective December 13, 2002 (Exhibit 10.27 to the
                      Company's Annual Report for the year ended October 27 2002).

*10.28                Executive Salary Continuation Agreement between Owosso Corporation and George B. Lemmon, Jr., dated October 1, 2001 (Exhibit 10.28 to the Company's Annual Report for the year ended October 27
                      2002).

*10.29                Executive Salary Continuation Agreement between Owosso Corporation and Kirk E. Moore, dated August
                      27, 2001 (Exhibit 10.29 to the Company's Annual Report for the year ended October 27 2002).

*10.30                Executive Salary Continuation Agreement between Owosso Corporation and Harry Holiday III, dated
                      August 24, 2001 (Exhibit 10.30 to the Company's Annual Report for the year ended October 27 2002).

*10.31                Seventeenth Amendment to the Amended and Restated Credit Agreement by and among Owosso
                      Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective March 31, 2003 (Exhibit
                      10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 27, 2003).

*10.32                Eighteenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective September 10, 2003 (Exhibit 10.32 to the
                      Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2003).

10.33                 Nineteenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective December 19, 2003.

10.34                 Lease Surrender Agreement by and between Owosso Corporation and Triad Realty Associates L.L.C.
                      dated December 31, 2003.

11                    Computation of per share earnings

14                    Code of Ethics

21                    Subsidiaries of the registrant.

23                    Consent of Deloitte & Touche LLP

31                    Certification of Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer) pursuant to section 302 of the Sarbanes Oxley act of 2002.

32                    Certification of Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes Oxley Act of 2002.

----------
*   Incorporated by reference.
#   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                OWOSSO CORPORATION

Date:    February 10, 2004      By: /s/ George B. Lemmon, Jr.
                                    --------------------------------------------
                                George B. Lemmon, Jr., President, Chief
                                Executive Officer ( principal executive officer,
                                principal financial officer and principal
                                accounting officer) and Chairman




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on February 10, 2004, in the capacities indicated:

         Signature                                            Title
         ---------                                            -----

/s/ George B. Lemmon, Jr.                            George B. Lemmon, Jr., President, Chief Executive Officer
----------------------------------                   (principal executive officer, principal financial officer
George B. Lemmon, Jr.                                and principal accounting officer) and Chairman


/s/ Harry E. Hill                                    Director
----------------------------------
Harry E. Hill

/s/ Harry Holiday, III                               Director
----------------------------------
Harry Holiday III


/s/ Lowell P. Huntsinger                             Director
----------------------------------
Lowell P. Huntsinger

/s/ Eugene P. Lynch                                  Director
----------------------------------
Eugene P. Lynch


OWOSSO CORPoration

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                 Page

INDEPENDENT AUDITORS' REPORT                                                                                      F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 26, 2003,
       OCTOBER 27, 2002, AND OCTOBER 28, 2001:

   Statements of Operations                                                                                       F-2

   Balance Sheets                                                                                                 F-3

   Statements of Changes in Stockholders' (Deficit) Equity                                                        F-4

   Statements of Cash Flows                                                                                       F-5

   Notes to Consolidated Financial Statements                                                                 F-6 - F-23

FINANCIAL STATEMENT SCHEDULE II                                                                                  F-24


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Owosso Corporation
Watertown, New York

We have audited the accompanying consolidated balance sheets of Owosso Corporation and subsidiaries as of October 26, 2003 and October 27, 2002, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended October 26, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Owosso Corporation and subsidiaries as of October 26, 2003 and October 27, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 26, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill to conform with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital and stockholders' equity deficiencies, and the Company's inability to comply with the covenants of its credit agreement raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche
--------------------------------
Deloitte & Touche LLP

Rochester, New York
December 5, 2003 (February 10, 2004 as to Note 19)

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                            Year Ended
                                                                        ---------------------------------------------------
                                                                         October 26,        October 27,        October 28,
                                                                             2003               2002              2001

Net sales                                                                $ 17,715,000       $ 36,901,000      $ 54,326,000
Costs of products sold                                                     14,374,000         31,242,000        43,897,000
                                                                         ------------       ------------      ------------
Gross profit                                                                3,341,000          5,659,000        10,429,000
Selling, general and administrative expenses                                3,881,000          8,224,000        11,183,000
Goodwill impairment expense                                                 5,331,000                 --                --
Write-down of net assets held for sale                                             --            381,000         1,100,000
                                                                         ------------       ------------      ------------
Loss from operations                                                       (5,871,000)        (2,946,000)       (1,854,000)
Interest expense                                                              708,000          1,588,000         4,335,000
Gain on sale of business                                                           --         (6,055,000)               --
Other income                                                                 (122,000)                --          (110,000)
                                                                         ------------       ------------      ------------
Income (loss) from continuing operations before income taxes               (6,457,000)         1,521,000        (6,079,000)
Income tax benefit                                                           (604,000)        (4,197,000)       (1,968,000)
                                                                         ------------       ------------      ------------
Income (loss) from continuing operations                                   (5,853,000)         5,718,000        (4,111,000)

Discontinued operations:
     Loss from discontinued operations, net of income tax
         benefit of $0, $268,000 and $514,000                                      --           (520,000)       (2,073,000)
     Loss on disposal of discontinued operations                                   --                 --       (10,040,000)
                                                                         ------------       ------------      ------------
Income (loss) before cumulative effect of accounting change                (5,853,000)         5,198,000       (16,224,000)

Cumulative effect of accounting change (net of tax of $34,000)                     --                 --           (67,000)
                                                                         ------------       ------------      ------------
Net income (loss)                                                          (5,853,000)         5,198,000       (16,291,000)

Dividends and accretion on preferred stock                                 (1,370,000)        (1,349,000)       (1,316,000)
                                                                         ------------       ------------      ------------
Net income (loss) available for common stockholders                      $ (7,223,000)       $ 3,849,000     $ (17,607,000)
                                                                         ============       ============     =============
Basic and diluted income (loss) per common share:
   Income (loss) available for common stockholders
     from continuing operations                                          $      (1.24)       $      0.75     $       (0.93)
   Loss from discontinued operations                                               --              (0.09)            (2.06)
   Cumulative effect of accounting change, net                                     --                 --             (0.01)
                                                                         ------------       ------------      ------------
Net income (loss) available for common stockholders per share            $      (1.24)       $      0.66     $       (3.00)
                                                                         ============       ============     =============
Weighted average number of common shares outstanding:
    Basic                                                                   5,824,000          5,824,000         5,866,000
                                                                         ============       ============     =============
    Diluted                                                                 5,824,000          5,824,000         5,866,000
                                                                         ============       ============     =============


See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             October 26,        October 27,
                                                                                                 2003               2002
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                                $ 309,000          $ 524,000
       Restricted cash                                                                            400,000                 --
       Receivables, net                                                                         2,323,000          3,111,000
       Inventories, net                                                                         1,745,000          1,906,000
       Net assets held for sale                                                                   350,000            800,000
       Prepaid expenses and other                                                                 251,000            690,000
       Tax refund receivable                                                                           --            919,000
       Deferred taxes                                                                             240,000            295,000
                                                                                             ------------        -----------
           Total current assets                                                                 5,618,000          8,245,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                              4,755,000          5,616,000
GOODWILL                                                                                        3,074,000          8,405,000
CUSTOMER LIST, NET                                                                              4,800,000          5,200,000
OTHER ASSETS                                                                                      133,000            504,000
                                                                                             ------------        -----------
      TOTAL ASSETS                                                                           $ 18,380,000       $ 27,970,000
                                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
       Accounts payable - trade                                                               $ 1,918,000        $ 2,025,000
       Accrued compensation and benefits                                                          504,000            537,000
       Accrued expenses                                                                         1,753,000          2,085,000
       Current portion of long-term debt                                                       10,968,000          8,951,000
                                                                                             ------------        -----------
           Total current liabilities                                                           15,143,000         13,598,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                              128,000          4,594,000
COMMON STOCK PUT OPTION                                                                           600,000            600,000
POSTRETIREMENT BENEFITS AND OTHER LIABILITIES                                                          --            362,000
DEFERRED TAXES                                                                                  1,446,000          1,900,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                               4,034,000          2,664,000
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible preferred stock Class A, 8% in 2003 and 7% in 2002 cumulative,
          $.01 par value: 10,000,000 shares authorized; 1,071,428 shares issued and outstanding
          (aggregate liquidation value 2003 - $17,250,000 and 2002 - $16,500,000)              15,000,000         15,000,000
      Common stock, $.01 par value; authorized 15,000,000 shares; issued
          5,874,345 shares in 2003 and 2002                                                        59,000             59,000
      Additional paid-in capital                                                               21,179,000         21,179,000
      Accumulated deficit                                                                     (38,810,000)       (31,587,000)
                                                                                             ------------        -----------
                                                                                               (2,572,000)         4,651,000
      Less treasury stock, at cost, 50,039 shares in 2003 and 2002                               (399,000)          (399,000)
                                                                                             ------------        -----------
          Total stockholders' (deficit) equity                                                 (2,971,000)         4,252,000
                                                                                             ------------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                   $ 18,380,000       $ 27,970,000
                                                                                             ============       ============

      See notes to consolidated financial statements.


OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
--------------------------------------------------------------------------------

                                                                                Accumulated
                                                                    Additional     Other
                                             Preferred     Common    Paid-in   Comprehensive  Accumulated    Treasury
                                               Stock       Stock     Capital       Income       Deficit       Stock       Total


BALANCE, OCTOBER 29, 2000                  $ 15,000,000  $59,000  $21,743,000  $(142,000)   $(17,829,000)  $(399,000) $18,432,000

Net loss                                                                                      (16,291,000)             (16,291,000)
Other comprehensive income:
     Cumulative translation adjustment                                            142,000                                  142,000
                                                                                                                        ----------
     Total comprehensive income (loss)                                                                                 (16,149,000)
Dividends                                                                                      (1,316,000)              (1,316,000)
Exercise common stock put option                                      (600,000)                                           (600,000)
Issuance of common stock                                                36,000                                              36,000
                                            -----------    ------   ----------    -------    ------------   ---------   ----------
BALANCE, OCTOBER 28, 2001                    15,000,000    59,000   21,179,000         --     (35,436,000)   (399,000)     403,000

Net income                                                                                      5,198,000                5,198,000
Dividends                                                                                      (1,349,000)              (1,349,000)
                                            -----------    ------   ----------    -------    ------------   ---------   ----------
BALANCE, OCTOBER 27, 2002                    15,000,000    59,000   21,179,000         --     (31,587,000)   (399,000)   4,252,000

Net loss                                                                                       (5,853,000)              (5,853,000)
Dividends                                                                                      (1,370,000)              (1,370,000)
                                            -----------    ------   ----------    -------    ------------   ---------   ----------
BALANCE, OCTOBER 26, 2003                   $15,000,000   $59,000  $21,179,000    $    --    $(38,810,000)  $(399,000) $(2,971,000)
                                            ===========   =======   ==========    =======    ============   =========   ==========

See notes to consolidated financial statements.

OWOSSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                              Year Ended
                                                            ----------------------------------------------
                                                              October 26,     October 27,     October 28,
                                                                  2003           2002            2001
OPERATING ACTIVITIES:
  Net income (loss)                                           $(5,853,000)    $ 5,198,000  $ (16,291,000)
  Loss from discontinued operations                                    --         520,000     12,113,000
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
            Provision for deferred taxes                         (399,000)      1,426,000       (238,000)
            Write-down of net assets held for sale                     --         381,000      1,100,000
            Change in net assets held for sale                         --              --       (543,000)
            Interest rate swap contracts - market
              value adjustment                                   (110,000)       (589,000)       699,000
            Goodwill impairment expense                         5,331,000              --             --
            Gain on the sale of business                               --      (6,055,000)            --
            Loss on sale of assets                                     --             --           4,000
            Depreciation                                        1,032,000       2,454,000      2,798,000
            Amortization                                          400,000       1,386,000      1,069,000
    Changes in assets and liabilities which provided
             (used) cash:
            Accounts receivable                                   788,000           2,000      1,851,000
            Inventories                                           161,000         907,000        715,000
            Prepaid expenses and other                            439,000       1,382,000        116,000
            Tax refund receivable                                 919,000              --             --
            Accounts payable                                     (107,000)        287,000     (1,212,000)
            Accrued expenses                                     (617,000)     (1,566,000)      (672,000)
                                                              -----------     -----------   ------------
            Net cash provided by continuing operations          1,984,000       5,733,000      1,509,000
            Net cash used in discontinued operations                   --              --     (5,678,000)
                                                              -----------     -----------   ------------
            Net cash provided by (used in) operating
             activities                                         1,984,000       5,733,000     (4,169,000)
                                                              -----------     -----------   ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     (171,000)       (132,000)      (757,000)
  Proceeds from the sale of businesses and assets                 450,000      10,782,000      6,575,000
  Decrease in other assets                                        371,000              --        729,000
                                                              -----------     -----------   ------------
           Net cash provided by continuing operations             650,000      10,650,000      6,547,000
           Net cash provided by discontinued operations                --              --     18,038,000
                                                              -----------     -----------   ------------
           Net cash provided by investing activities              650,000      10,650,000     24,585,000
                                                              -----------     -----------   ------------

FINANCING ACTIVITIES:
  Payments on line of credit                                   (2,400,000)    (15,100,000)   (19,100,000)
  Restricted cash payment                                        (400,000)             --              --
  Payments on long-term debt                                      (49,000)       (559,000)      (664,000)
  Payments on related party debt                                       --        (400,000)      (600,000)
  Dividends paid                                                       --              --       (142,000)
  Other                                                                --              --         38,000
                                                              -----------     -----------   ------------
           Net cash used in continuing operations              (2,849,000)    (16,059,000)   (20,468,000)
           Net cash used in discontinued operations                    --              --       (239,000)
                                                              -----------     -----------   ------------
           Net cash used in financing activities               (2,849,000)    (16,059,000)   (20,707,000)
                                                              -----------     -----------   ------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                              (215,000)        324,000       (291,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    524,000         200,000        491,000
                                                              -----------     -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   309,000     $   524,000   $    200,000
                                                              ===========     ===========   ============


See notes to consolidated financial statements.

OWOSSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 26, 2003, OCTOBER 27, 2002, AND OCTOBER 28, 2001
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS

      The Company - The consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Owosso Corporation and its subsidiaries (the "Company").

      The Company has one operating subsidiary, Stature Electric, Inc. ("Stature"), representing the Company's historical Motors segment. Stature is a custom designer and manufacturer of motors and gear motors both AC and DC, established in 1974 in Watertown, New York. Significant markets for Stature, or the Motors segment, include commercial products and equipment, healthcare, recreation and non-automotive transportation. The products are sold throughout North America and in Europe, primarily to original equipment manufacturers who use them in their end products.

      The Company completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation and Motor Products - Ohio Corporation (together, "Motor Products"), manufacturers of fractional and integral horsepower motors, on July 30, 2002. Prior to that time, these entities were included in the results of the Motors segment.

      The Company's Other segment included Cramer Company (formerly known as M.H. Rhodes, Inc., and hereinafter referred to as "Cramer"). Cramer manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001.

2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations in each of the past four fiscal years and, as shown in the consolidated financial statements, the Company incurred a net loss of $5,853,000 for the year ended October 26, 2003. In addition, at October 26, 2003 and October 27, 2002, the Company had a working capital deficiency since current liabilities exceeded its current assets by $9,525,000 and $5,353,000, respectively, and the Company had a stockholders' deficit of $2,971,000 at October 26, 2003. The Company is also out of compliance with covenants under its bank credit facility. The amount outstanding under the bank credit facility totaled $4,500,000 at October 26, 2003 which becomes due on March 31, 2004 (see note 9). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As disclosed in note 19, the Company has entered into a definitive purchase agreement to sell the Company. If the sale does not occur, then the Company intends to refinance the Company's bank credit facility prior to its maturity in March 2004. However, there can be no assurance that the Company's plans will be successfully executed.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation - The consolidated financial statements of the Company include the accounts of Owosso Corporation and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      Reclassifications - Certain reclassifications have been made to the 2002 financial statements to conform to the classifications used in 2003.

      Fiscal Year - The Company's fiscal year includes 52 or 53 weeks ending on the last Sunday in October. Fiscal years 2003, 2002 and 2001 consisted of 52-week years.

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

      Inventories - Inventories of the Company are recorded at cost, which is not in excess of market, determined on a first-in, first-out (FIFO) basis.

      Property, Plant and Equipment - Items of property, plant and equipment are stated at cost and are depreciated principally on the straight-line method over their estimated useful lives as follows:

         Land improvements                             10 - 20 years
         Buildings                                     30 years
         Machinery and equipment                       3 - 10 years

      Customer list - The customer list is amortized on a straight-line basis over 20 years, its estimated useful life. Accumulated amortization totaled $3,200,000 and $2,800,000 as of October 26, 2003 and October 27, 2002,
      respectively. Amortization expense totaled $400,000 in each of 2003, 2002 and 2001. The Company expects to record amortization expense of $400,000 in each of the next five fiscal years.

      Asset Impairment for long-lived assets - The Company evaluates the carrying value of long-lived assets and other intangible assets, excluding goodwill, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

      Revenue Recognition - Revenue is recognized at the time the product is shipped and title of ownership has passed. An allowance for doubtful accounts of $35,000 and $49,000 has been recorded as of October 26, 2003 and October 27, 2002, respectively.

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

      Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted in those standards, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended October 26, 2003, October 27, 2002 and October 28, 2001.

      Proforma information regarding the Company's net income (loss) available for common stockholders and related per share amounts as required by SFAS No. 123 and SFAS No. 148 are as follows:



                                                                          2003            2002            2001
Net Income (loss) available for common stockholders:
As reported                                                           $ (7,223,000)   $ 3,849,000     $ (17,607,000)
Proforma                                                              $ (7,263,000)   $ 3,790,000     $ (17,745,000)

Net Income (loss) per share available for common stockholders:
As reported                                                                $ (1.24)        $ 0.66           $ (3.00)
Proforma                                                                   $ (1.25)        $ 0.65           $ (3.02)

      The weighted average fair value of options granted in 2003 and 2001 is estimated as $2,200 and $48,000, respectively. The Company did not grant options in 2002. The fair value of options granted were estimated on the date of grant using the Binomial option pricing model with the following assumptions:



                                                   2003               2001
Expected Life                                    5 years            5 years
Volatility                                          45%                59%
Risk-free interest rate                            4.0%              4.51%
Dividend yield                                       0%                 0%




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

      The following table summarizes those securities that could potentially dilute income (loss) for common shareholders per common share in the future that were not included in determining net income (loss) available for common shareholders per common share as the effect was antidilutive:



                                                                 2003              2002              2001
Potential common shares resulting from:
          Stock options and put option on common stock           304,000           399,000           835,000
          Convertible preferred stock                          1,071,000         1,071,000         1,071,000
                                                              ----------         ---------         ---------
                                                               1,375,000         1,470,000         1,906,000
                                                              ==========         =========         =========



      Comprehensive Income - The Company presents comprehensive income (loss) as a component of stockholders' equity. The components of comprehensive income are as follows:



                                                                2003              2002              2001
Net income (loss)                                           $ (5,853,000)     $  5,198,000     $ (16,291,000)
Foreign currency translation                                       0                 0               142,000
                                                            ------------      ------------     -------------

Total comprehensive income (loss)                           $ (5,853,000)     $  5,198,000     $ (16,149,000)
                                                            =============     ============     =============


      Derivatives - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addressed a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated other comprehensive income will be reclassified into net income when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

      The Company was required to adopt the provisions of SFAS No. 133 effective October 30, 2000. The Company's derivative instruments outstanding, variable-to-fixed interest rate swaps, do not qualify for hedge accounting under SFAS No. 133. The adoption of SFAS No. 133 required the Company to mark its interest rate swaps to market. The result was to record a net liability of $101,000 with an offsetting charge to cumulative effect of accounting change. This amount, net of tax of $34,000, is reflected in the 2001 accompanying consolidated statement of operations as a "Cumulative effect of accounting change."

      Goodwill - In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted SFAS No. 142 on October 28, 2002 and, based on its transitional goodwill impairment test, the Company was not required to record a goodwill impairment charge as of October 28, 2002.

      Actual net income (loss) available for common stockholders and the related per share amounts for the years ended October 26, 2003, October 27, 2002 and October 28, 2001 and as adjusted net income (loss) and the related per share amounts for 2002 and 2001 had the nonamortization provisions of SFAS No. 142 been applied in those periods are as follows:


                                                                       2003            2002             2001
Net Income (loss) available for common stockholders:
As reported                                                          $ (7,223,000)   $  3,849,000    $ (17,607,000)
Goodwill amortization                                                          --         990,000          665,000
                                                                     ------------    ------------    -------------
As adjusted                                                          $ (7,223,000)   $  4,839,000    $ (16,942,000)
                                                                     ============    ============    =============
Net income (loss) per share available for common stockholders:
As Reported                                                               $ (1.24)         $ 0.66          $ (3.00)
As Adjusted                                                               $ (1.24)         $ 0.83          $ (2.89)



      The Company's annual assessment of goodwill impairment is conducted in the first quarter of its fiscal year. The Company completed its annual goodwill impairment test in the first quarter of fiscal 2004 and concluded that its goodwill was partially impaired. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded an expense for goodwill impairment totaling $5,331,000 in the accompanying 2003 consolidated statement of operations. As disclosed in note 19, the Company has entered into a definitive purchase agreement to sell the Company. The fair value of the Company was estimated based on the terms of the definitive purchase agreement.

      New Accounting Pronouncements - In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." There was no effect on the Company's financial statements from the adoption of SFAS No. 145 in fiscal 2003.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company's adoption of FIN 45 did not have an effect on its consolidated financial statements in fiscal 2003.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for the interim period ended April 30, 2004, or earlier in certain instances. Such instances did not have a material effect on the Company's consolidated financial statements in fiscal 2003.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material effect on its consolidated financial statements in fiscal 2003.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for mandatory redeemable instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material effect on its consolidated financial statements in fiscal.

4. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash payments for interest in 2003, 2002 and 2001 were $674,000, $2,530,000 and $3,594,000, respectively. Cash paid (or received) for income taxes was $(1,215,000), $(4,481,000) and $226,000 for 2003, 2002
      and 2001, respectively. Dividends recorded and not paid in 2003, 2002 and 2001 totaled $1,370,000, $1,349,000 and $1,316,000, respectively.

5. DISPOSITIONS OF BUSINESSES

      Cramer - On December 4, 2000, the Company completed the sale of the assets associated with the timer and switch line of Cramer to Capewell Components, LLC of South Windsor, Connecticut for cash of approximately $2,000,000, plus the assumption of approximately $400,000 in liabilities. In connection with the sale, the name of the Company was changed from M.H. Rhodes, Inc. to Cramer Company. On September 23, 2001, the Company sold substantially all of the remaining assets of Cramer to the Chestnut Group of Wayne, Pennsylvania for cash proceeds of $565,000, plus the assumption of $317,000 in liabilities. In connection with such sale, the Company recorded an adjustment to the carrying value of the Cramer assets resulting in a pre-tax charge of $1,100,000, recorded in the third fiscal quarter of 2001.

      Motor Products - On July 30, 2002, Owosso Corporation, (the "Company") completed the sale of all of the outstanding stock of Motor Products - Owosso Corporation, and Motor Products - Ohio Corporation, (together, "Motor Products"), manufacturers of fractional and integral horsepower motors. The purchase price paid by Allied (F.K.A. Hathaway Motion Control Corporation) (the "Buyer") for the outstanding stock of Motor Products consisted of $11.5 million in cash and a promissory note in the principal amount of $300,000, paid six months after closing. Net cash proceeds of $10.7 million from the sale, after payment of certain transaction costs, were utilized to reduce outstanding bank debt. The Company has reported a gain of $6,055,000 on the sale of this business in the accompanying consolidated statement of operations for the year ended October 27, 2002.

6. DISCONTINUED OPERATIONS

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

      Revenues from discontinued operations were $35,608,000 for 2001.



7.       INVENTORIES



                                                                                    2003               2002

Raw materials and purchased parts                                               $   744,000         $   810,000
Work in process                                                                     844,000             909,000
Finished goods                                                                      157,000             187,000
                                                                                -----------         -----------
 Total                                                                          $ 1,745,000         $ 1,906,000
                                                                                ===========         ===========





8. PROPERTY, PLANT AND EQUIPMENT


                                                                                     2003               2002

Land and improvements                                                              $ 112,000          $ 112,000
Buildings and improvements                                                         3,350,000          3,350,000
Machinery and equipment                                                           12,202,000         12,115,000
Construction in progress                                                             120,000             53,000
                                                                                ------------        -----------

Total                                                                             15,784,000         15,630,000
Accumulated depreciation                                                          11,029,000         10,014,000
                                                                                ------------        -----------

Property, plant and equipment, net                                              $  4,755,000        $ 5,616,000
                                                                                ============        ===========


9. LONG-TERM DEBT



                                                                                    2003              2002

Revolving credit agreement                                                      $ 4,500,000       $ 6,900,000

Term loans, payable in monthly installments through 2007 at
    5%, collateralized by certain real property                                     550,000           599,000

Industrial revenue bonds, payable in varying installments through 2018 at a variable rate (1.1% at October 28, 2003), collateralized by certain
    real property, building and equipment                                         4,550,000         4,550,000

Subordinated promissory notes, payable in varying installments
    through 2005 at rates from 7.6% to 11%                                        1,496,000         1,496,000
                                                                                -----------       -----------

           Total long-term debt                                                  11,096,000        13,545,000

Less current portion                                                             10,968,000         8,951,000
                                                                                -----------       -----------

Long-term debt, net of current portion                                          $   128,000       $ 4,594,000
                                                                                ===========       ===========



      The aggregate amount of required payments on long-term debt is as follows:


Year ending October:
  2004                               $ 10,968,000
  2005                                    128,000
                                     ------------

Total                                $ 11,096,000
                                     ============




      On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. This amendment to the bank credit facility called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all of the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibits the Company from purchasing its stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment calls for further reductions in the outstanding balance based on expected future asset sales, increased the interest rate charged and requires minimum EBITDA. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. In April 2003, the Company entered into a further amendment to the facility which amended the financial covenant. In September 2003, the Company entered into a further amendment to the facility which waived a mandatory paydown. In December 2003 , the Company entered into a further amendment to the facility which extended the maturity date to March 31, 2004. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at October 26, 2003). The Company's lender required the Company to place $400,000 in a restricted cash account to be used to service the debt.

      At October 26, 2003, $4,500,000 was outstanding under the Company's bank credit facility and $611,000 was available for additional borrowing. The average amount outstanding in 2003 was $5,528,000 and the weighted average interest rate was 7.0%.

      Repayment of the Industrial Revenue Bonds of Stature Electric has been guaranteed by the Company and its subsidiaries.

      The Company has classified primarily all of its long-term debt as a current liability in the accompanying consolidated balance sheet at October 26, 2003 as a result of not complying with the covenants in the revolving credit agreement.

      Derivative Interest Rate Contracts - The Company had previously had an interest rate swap agreement with one of its banks with a notional amount of $4,850,000 which expired in fiscal 2003. The agreement required the Company to make quarterly fixed payments on the notional amount at 4.22% through October 2003 in exchange for receiving payments at the BMA Municipal Swap Index. The Company entered into the interest rate swap agreement to change the fixed/variable interest rate mix of its debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Such swap agreements do not meet the stringent requirements for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of such agreements are recorded in the accompanying consolidated statements of operations as a component of interest expense. The fair market value of the swap agreement liability was $0 and $110,000 at October 26, 2003, and October 27, 2002 respectively. The credit to interest expense related to this agreement in 2003 and 2002 totaled $110,000 and $589,000 respectively.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11. BENEFIT PLAN

      Benefit Plan - The Company sponsors a defined contribution 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at a rate of 50% on the first 4% of the employees' contribution. The plan also provides for a fixed contribution of 3% of eligible employees' compensation. Pension expense related to this plan was $213,000, $333,000 and $895,000 for 2003, 2002 and 2001 respectively.

12. COMMITMENTS AND CONTINGENCIES

      The Company leased office space production facilities and equipment under operating leases. Operating lease expense was approximately $285,000, $285,000 and $623,000 for 2003, 2002 and 2001, respectively, net of sublease rentals and reimbursements of utilities of $119,000, $119,000 and $119,000 for 2003, 2002 and 2001, respectively. The lease on the former corporate headquarters office space was to expire in September 2006 with a base rent of approximately $305,000. The Company successfully negotiated a lease surrender agreement in December 2003 at a cost of $280,000 and vacated the office space in January 2004. The Company paid $89,000 covering rent through March 2004. The landlord also has the right to negotiate an existing letter of credit held by the landlord as security under the lease and retain the proceeds therefrom in the amount of $191,000 on the termination date.

      At October 26, 2003, outstanding letters of credit totaled approximately $5,184,000 which primarily guarantees industrial revenue bonds.

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

13. MAJOR CUSTOMERS

      A significant portion of the Company's sales are concentrated among a small number of customers. Sales to the two largest customers represented approximately 26%, 14%, and 15%, of total sales from continuing operations for 2003, 2002 and 2001, respectively. Subsequent to October 26, 2003, the Company is no longer selling to the second largest customer that accounted for 9% of its sales in 2003.

14. INCOME TAX EXPENSE

      The income tax provision for continuing operations consists of the following:


                                                                  2003                 2002                2001

Current:
     Federal                                                   $ (237,000)       $ (5,767,000)        $ (1,861,000)
     State                                                         32,000              44,000              131,000
Deferred - Federal                                               (372,000)          1,598,000             (257,000)
Deferred - State                                                  (27,000)            (72,000)              19,000
                                                               ----------        ------------         ------------

Income tax benefit                                             $ (604,000)       $ (4,197,000)        $ (1,968,000)
                                                               ==========        ============         ============



      A reconciliation of the income tax provision as presented in the consolidated statements of operations is as follows:





                                                                               2003             2002             2001

Income tax benefit from continuing operations                               $ (604,000)     $ (4,197,000)    $ (1,968,000)
Income tax expense (benefit) from discontinued operations                            0          (268,000)        (514,000)
Income tax benefit associated with cumulative effect of accounting change            0                 0          (34,000)
                                                                            ----------      ------------     ------------
Total income tax benefit                                                    $ (604,000)     $ (4,465,000)    $ (2,516,000)
                                                                            ==========      ============     ============


      The reconciliation of the statutory federal income tax rate and the effective rate, for continuing operations, is as follows:

                                                                          2003          2002           2001

Federal income tax provision at statutory rate                             34.0%        34.0%          34.0%
State income taxes, net of federal income tax benefit                      (0.3)        (1.2)          (1.7)
Goodwill impairment charge                                                (28.1)         0.0            0.0
Amortization of goodwill                                                    0.0         22.1           (6.1)
Effect of disposition of businesses                                         0.0          0.0            0.6
Meal and Entertainment Expense                                             (0.1)         0.0            0.0
Change in valuation allowance                                               0.3       (331.6)           0.0
Other                                                                       3.6          0.5            5.6
                                                                         ------       ------          -----

Effective tax rate, continuing operations                                   9.4%      (276.2)%         32.4%
                                                                         ======       ======          =====


      The difference between the statutory federal rate and the reported amount of income tax expense attributable to continuing operations is primarily due to non-deductible goodwill and change in the valuation allowance resulting from the utilization of the capital loss carryforward and the five year carryback of net operating losses related to the changes in tax laws.

      The components of the Company's net deferred tax assets and liabilities are as follows:


                                                                                    2003              2002
Deferred tax asset:
  Accruals and reserves                                                          $    683,000      $  1,633,000
  Tax credits and loss carryforwards                                                7,031,000         6,690,000
  Other                                                                                 9,000            11,000
                                                                                 ------------      ------------

           Total gross deferred tax assets                                          7,723,000         8,334,000

  Valuation allowance                                                              (6,866,000)       (6,645,000)
                                                                                 ------------      ------------

           Net deferred tax assets                                               $    857,000      $  1,689,000
                                                                                 ============      ============
Deferred tax liability:
  Intangibles                                                                    $  1,759,000      $  1,976,000
  Property, plant and equipment                                                       304,000         1,318,000
                                                                                 ------------      ------------

           Total gross deferred tax liabilities                                  $  2,063,000      $  3,294,000
                                                                                 ------------      ------------

Net deferred tax liability                                                       $ (1,206,000)     $ (1,605,000)
                                                                                 ============      ============


      These amounts are included in the accompanying consolidated financial statements as follows:





                                                                                     2003               2002

Current deferred tax assets                                                      $    240,000      $    295,000
Non-current deferred tax liabilities                                               (1,446,000)       (1,900,000)
                                                                                 ------------      ------------

Net deferred tax liability                                                       $ (1,206,000)     $ (1,605,000)
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

      The Company has approximately $3,081,000 of net operating loss carry forwards as of October 26, 2003 for federal income tax reporting purposes and which expire between 2006 and 2023. Approximately $2,498,000 of these net operating losses are subject to annual utilization limitations under
      Section 382 of the Internal Revenue Code. The Company also has approximately $11,051,000 of capital loss carry forwards as of October 26, 2003 for federal income tax reporting purposes and which expire in 2006.

15. COMMON STOCK PUT OPTION

      During 2001 the Company received notice from a former employee and shareholder requesting payment of $8.00 per share for 75,000 shares of common stock of the Company owned by him under a conditional put right that a subsidiary of the Company had granted to such shareholder. The shareholder in question renewed his request in late 2002. Neither the Company nor the subsidiary of the Company that had granted the conditional put right believes that the shareholder has a contractual right to require the purchase of his shares at this time, principally due to a negative covenant in the Company's bank credit facility precluding the Company and its subsidiaries from making any payments or other distributions with respect to the Company's common stock. While the Company believes that it has complied with all terms associated with the put right, including those excusing performance when payment is precluded by financing documents, it has recorded a liability totaling $600,000 as of October 26, 2003 and October 27, 2002 related to this matter.

16. CONVERTIBLE PREFERRED STOCK

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

      The preferred stock earns quarterly cash dividends as a percentage of the stated value of $15,000,000 at a rate of 5% per annum through October 2000. Thereafter, the dividend percentage rate increases 1% each year to its maximum rate of 10% in November 2004 and thereafter. Since the preferred stock was not converted by October 2000, the increasing rate dividend is accounted for by the accrual of amounts in excess of the cash dividend through the consolidated statements of operations using the effective interest method, at a rate of 8.7%. Dividends accrued but not paid on the preferred stock were $4,034,000 and $2,664,000 for October 26, 2003 and October 27, 2002, respectively.

      The Company may not pay any common stock dividends unless all preferred dividend requirements have been met. The convertible preferred shareholders are entitled to vote as a class to elect one member of the Board of Directors of the Company, provided at least 40% of the originally issued Class A preferred stock is outstanding. The convertible preferred stock has liquidation priority over common stock. In certain circumstances, the issuance of other classes of securities require the approval of the Class A preferred shareholders. In connection with the amendment to the Company's bank credit facility in February 2001, the Company is prohibited from making future preferred stock dividend payments.

17. STOCK OPTION PLANS

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

      The following schedule summarizes stock option activity and status:

                                                                      Year Ended
                                   -----------------------------------------------------------------------------------
                                        October 26, 2003            October 27, 2002            October 28, 2001
                                                   Weighted                    Weighted                      Weighted
                                                   Average                      Average                       Average
                                                   Exercise                    Exercise                      Exercise
                                   Options          Price       Options          Price        Options          Price
Outstanding,
     beginning of year              324,000         $ 6.33       760,000        $ 5.16         880,000        $ 5.84
  Granted                            10,000           0.22             0                        75,000          1.03
  Cancelled                        (105,000)          8.81      (436,000)         4.30        (195,000)         6.64
                                   --------                     --------                      --------

Outstanding, end of year            229,000         $ 5.38       324,000        $ 6.33         760,000        $ 5.16
                                   ========                     ========                      ========

Exercisable, end of year            162,400         $ 6.94       229,000        $ 7.74         398,000        $ 7.13
                                   ========                     ========                      ========



      The following table summarizes information about stock options outstanding at October 26 2003:


                                                   Options Outstanding                     Options Exercisable
                                       ---------------------------------------------   -----------------------------
                                                         Weighted
                                                          Average
                                                         Remaining      Weighted                        Weighted
                                                        Contractual      Average                        Average
                                                           Life         Exercise                        Exercise
Range of Exercise Prices                  Options        in Years         Price           Options        Price

$0.22                                       10,000         9.44          $ 0.22               --         $   --

$1.00 - $1.13                               25,000         7.54          $ 1.05               --         $   --

$1.44                                       30,000         6.98          $ 1.44           12,000         $ 1.44

$3.16                                       14,000         6.14          $ 3.16            8,400         $ 3.16

$4.16 - $5.75                               40,000         5.15          $ 4.16           32,000         $ 4.16

$5.88 - $8.00                               67,000         4.14          $ 7.78           67,000         $ 7.78

$8.88 - $11.38                              31,000         2.09          $ 9.20           31,000         $ 9.20

$12.00                                      12,000         0.99         $ 12.00           12,000         $12.00
                                          --------                                       -------

                                           229,000         5.00          $ 5.38          162,400         $ 6.94
                                          ========                                       =======


18. SEGMENT INFORMATION

      The Company is organized based upon the products and services it offers. Under this organizational structure, the Company has two business segments: Motors and Other.

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

      The Company's Other segment includes Cramer, a business that manufactured timers and subfractional horsepower motors for use in commercial applications. The Company completed the sale of the assets associated with the timer and switch line of Cramer on December 4, 2000 and, in connection with the sale, changed the name of the company from M.H. Rhodes, Inc. to Cramer Company. The Company disposed of substantially all of the remaining Cramer assets (excluding real property) in a separate transaction completed on September 23, 2001.

      The Company derives substantially all of its revenues from within the United States. Information about interest expense, other income and income taxes is not provided on a segment level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The following table reflects, from continuing operations, net sales, income (loss) from operations, capital additions, and depreciation and amortization expense for the fiscal years ended October 2003, 2002 and 2001 and identifiable assets as of October 2003, 2002 and 2001 for each segment:

                                                               2003                2002               2001
Identifiable assets:
Motors                                                     $ 17,912,000       $ 25,376,000        $ 38,506,000
Other                                                            12,000            845,000           1,181,000
Net assets held for sale                                        350,000            350,000           1,078,000
Corporate                                                       106,000          1,399,000           5,629,000
                                                           ------------       ------------        ------------

           Total identifiable assets                       $ 18,380,000       $ 27,970,000        $ 46,394,000
                                                           ============       ============        ============

Net sales:
Motors                                                     $ 17,715,000       $ 36,901,000        $ 51,356,000
Other                                                                --                 --           2,970,000
                                                           ------------       ------------        ------------

           Total net sales                                 $ 17,715,000       $ 36,901,000        $ 54,326,000
                                                           ============       ============        ============

Income (loss) from operations:
Motors (1)                                                 $ (4,315,000)      $    716,000        $  4,669,000
Other (2)                                                       122,000           (381,000)         (1,417,000)
Corporate (3)                                                (1,678,000)        (3,281,000)         (5,106,000)
                                                           ------------       ------------        -----------

           Total income (loss) from operations             $ (5,871,000)      $ (2,946,000)       $ (1,854,000)
                                                           ============       ============        ============

Capital Additions:
Motors                                                     $    171,000       $    132,000        $    695,000
Corporate                                                            --                 --              62,000
                                                           ------------       ------------        ------------

           Total capital additions                         $    171,000       $    132,000        $    757,000
                                                           ============       ============        ============

Depreciation and amortization expense:
Motors                                                     $  1,421,000       $  3,694,000        $  3,711,000
Corporate                                                        11,000            146,000             156,000
                                                           ------------       ------------        ------------

           Total depreciation and amortization expense     $  1,432,000       $  3,840,000        $  3,867,000
                                                           ============       ============        ============


(1)   Includes an expense of $5,331,000 for goodwill impairment in 2003.

(2) Includes write-down of net assets held for sale of $0 in 2003, $381,000 in 2002 and $1,100,000 in 2001.

(3) Includes unallocated corporate expenses, primarily salaries and benefits, information technology, and other administrative expenses.

19.   SUBSEQUENT EVENT

      On February 10, 2004, the Company reached a definitive agreement with Allied Motion Control Technologies, Inc. ("Allied") for the acquisition by Allied of all the shares of the Company on the following terms: .068 shares of common stock of Allied for each share of common stock of the Company, and a combination of .127 shares of Allied common stock, a warrant to purchase 0.28 shares of Allied common stock and cash of $0.9333 for each share outstanding of the Company's Class A convertible preferred stock. Based on the Company's 5,824,306 common shares and 1,071,428 preferred shares issued, the aggregate amount to common shareholders will be approximately $1.75 million, and the aggregate amount to preferred shareholders will be approximately $1.6 million. In addition, Allied has agreed to repay and assume up to $10.6 million of the Company's outstanding debt, and the Company's preferred shareholders may be entitled to Allied subordinated promissory notes with an aggregate principal amount of up to $500,000 based on the 2004 gross revenue of Stature. Accordingly, the transaction has an aggregate value of approximately $14.0 million, exclusive of any value attributable to the warrants and Allied notes. The board of directors of each Company has approved the transaction. The consummation of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The transaction is expected to be completed prior to July 1, 2004.

20. QUARTERLY INFORMATION (UNAUDITED)


                                                             First              Second              Third              Fourth
                                                            Quarter             Quarter            Quarter             Quarter
Year Ended October 26, 2003                                --------            --------           ---------           ---------
--------------------------------------------------
Net sales                                                 $ 4,601,000         $ 4,423,000        $ 4,399,000         $ 4,292,000

Gross profit                                                  846,000             855,000            814,000             826,000

Net loss                                                     (234,000)           (165,000)          (115,000)         (5,339,000)

Net loss available for common shareholders                   (575,000)           (507,000)          (458,000)         (5,683,000)

Basic and diluted loss
  per common share                                              (0.10)              (0.09)             (0.08)              (0.96)


Year Ended October 27, 2002
--------------------------------------------------
Net sales                                                 $ 8,993,000        $ 11,107,000       $ 11,415,000         $ 5,386,000

Gross profit                                                1,055,000           1,875,000          1,672,000           1,057,000

Income (loss) from continuing operations                   (1,555,000)          4,451,000         (1,119,000)          3,941,000

Loss from discontinued operations                                  --                  --                 --            (520,000)

Net income (loss)                                          (1,555,000)          4,451,000         (1,119,000)          3,421,000

Net income (loss) available for common shareholders        (1,890,000)          4,115,000         (1,457,000)          3,081,000

Basic and diluted earnings (loss) per common share:
     Continuing operations                                      (0.32)               0.70              (0.25)               0.62
     Discontinued operations                                       --                  --                 --               (0.09)


Loss from continuing operations for the fourth quarter of 2003 included an expense of $5,331,000 for goodwill impairment.

Loss from continuing operations for the fourth quarter of 2002 included $381,000 for the writedown of assets held for sale.

Income (loss) from discontinued operations for the fourth quarter of 2002 included $520,000 for the write-down of assets held for sale.

                                                                     Schedule II

                               Owosso Corporation
                 Valuation and Qualifying Accounts and Reserves
                   For the three years ended October 26, 2003
--------------------------------------------------------------------------------

                                                        Balance at    Charged to      Charged                    Balance at
                                                        Beginning     Costs and      to Other       Deductions     End of
                                                        of Period      Expenses     Accounts (a)        (b)       Period
                                                       ----------     ---------    -------------    ----------   ----------
For  the year ended October 26, 2003
          Allowances on:
          Accounts receivable                           $ 49,000      $ (14,000)                                    $ 35,000
          Inventory                                      235,000                                       (31,000)      204,000

For  the year ended October 27, 2002
          Allowances on:
          Accounts receivable                          $ 388,000      $ (56,000)      $ (21,000)    $ (262,000)     $ 49,000
          Inventory                                      926,000                       (384,000)      (307,000)      235,000

For  the year ended October 28, 2001
          Allowances on:
          Accounts receivable                          $ 233,000      $ 155,000            $ --           $ --     $ 388,000
          Inventory                                    1,162,000         62,000              --       (298,000)      926,000



---------------
(a)   Reflects reclassification to Net Assets Held for Sale

(b) As to accounts receivable and inventory, primarily represents amounts written off against related assets.