Form 10-K/A
period 2003-10-26
OWOSSO CORP
filed 2004-02-26
CIK 921046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

As of February 26, 2004, 5,824,306 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                EXPLANATORY NOTE

                  In accordance with Instruction G(3) to Form 10-K, Owosso Corporation (the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2004 (the "10-K") to provide information required to be disclosed in Items 10, 11, 12, 13 and 14 of
Part III and Item 15 of Part IV of Form 10-K. Items 10, 11, 12, 13 and 14 of
Part III and Item 15 of Part IV of the 10-K are being amended and restated in their entirety in this Form 10-K/A. Except as described above, the Company has not updated any of the other information included in the 10-K.

                              TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................1

Item 11. Executive Compensation...............................................2

Item 12. Security Ownership of Certain Beneficial Owners and Management.......4

Item 13. Certain Relationships and Related Transactions.......................7

Item 14. Principal Accountant Fees and Services...............................7

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8 K......7


SIGNATURES...................................................................13

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are:

Name                              Age           Position with Owosso
----                              ---           --------------------

Harry E. Hill                     55            Director
Harry Holiday                     47            Director
George B. Lemmon, Jr.             42            Chief Executive Officer,
                                                President and Chairman of the
                                                Board of Directors
Eugene P. Lynch                   42            Director
Lowell P. Huntsinger              71            Director

                  Harry E. Hill, 55, has served as a director of Owosso since January 1995. Since 1991, Mr. Hill has served as President and Chief Executive Officer of Empire Abrasive Equipment Company, which manufactures portable, cabinet and automated pneumatic blasting equipment. Since 1984, Mr. Hill has been Managing Partner of H.E. Hill and Company, which offers consulting services to manufacturing and other companies. Since 1987, he has also been the President and Chief Executive Officer of Delaware Car Company, which is engaged in the railroad repair and equipment manufacturing business.

                  Harry Holiday, III, 47, is the Chief Operating Officer of Thomson Street Capital Partners, a private equity firm based in St. Louis, a position he has held since January 2002. From November 1996 to October 2001, Mr. Holiday was Executive Vice President and Chief Operating Officer of Owosso Corporation. Prior to this, Mr. Holiday was Vice President of Operations at two subsidiaries of Emerson Electric Co.

                  George B. Lemmon, Jr., 42, became President of Owosso in May 1996, and has served as Chief Executive Officer of Owosso since August 1995 and as a director of Owosso since March 1994. Mr. Lemmon has been acting as Owosso's Principal Accounting Officer and Principal Financial Officer since February 2002. In April 2002, Mr. Lemmon was elected Chairman of Owosso's Board of Directors. Mr. Lemmon was also Owosso's Secretary and Treasurer from March 1994 until June 1996. From January 1995 to August 1995, Mr. Lemmon served as Executive Vice President - Corporate Development.

                  Eugene P. Lynch, 42, has served as a director of Owosso since October 1994. Since 1990, Mr. Lynch has been a partner of The Clipper Group, and he has been a Managing Director of the firm since October 1993. The Clipper Group is a New York-based private investment management firm that was formed in 1990 to manage private equity investments on behalf of Credit Suisse First Boston and other institutions.

                  Lowell P. Huntsinger, 71, has served as a director of Owosso since November 1995. Mr. Huntsinger was the president of Stature Electric, Inc. until it was acquired by Owosso in October 1995. Mr. Huntsinger was elected to the Board of Directors by the owners of Owosso's Class A Convertible Preferred Stock, which stock was issued in connection with the Stature acquisition. He is currently retired.

Audit Committee Financial Expert

                  The Board of Directors has determined that the Company's Audit Committee does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each of the members of the Audit

Committee has demonstrated that he is capable of analyzing and evaluating the Company's financial statements and understanding internal controls and procedures for financial reporting. As the Board of Directors believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Company's Audit Committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations of Reporting Persons that no other reports were required to be filed, during the fiscal year ended October 26, 2003, Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

                  The Board of Directors has adopted a Code of Business Conduct and Ethics, which has been filed as an exhibit to this Form 10-K.

Item 11. Executive Compensation

Compensation of Directors

                  The Company pays non-employee directors an annual fee of $8,000, plus $1,500 for each Board meeting and $400 for each committee meeting attended by such director in person. The Company also reimburses the directors for expenses incurred in connection with their activities as directors. For fiscal year 2003, the Board unanimously agreed to take only one-half of the annual directors fee, or $4,000.

                  The Company's 1994 Stock Option Plan provides for the automatic grant of an option to purchase 10,000 shares of Common Stock to each person (other than an employee of the Company) upon his initial election as a director of the Company by the shareholders at a per share purchase price equal to the closing sale price of the Common Stock on the date of grant. Each such option vests, on a cumulative basis, as to one-fifth of the number of shares of Common Stock underlying the option on each anniversary of the grant date commencing on the first anniversary. The options expire, as to each vested portion of the option, on the fifth anniversary of the vest date.

Cash and Non-Cash Compensation Paid To Certain Executive Officers

                  The following table sets forth, with respect to services rendered during fiscal 2003, 2002 and 2001, the total compensation paid by the Company to the Company's Chief Executive Officer (the "named executive officer"), the Company's only executive officer. The Company has no written employment agreement with the named executive officer. During the past three fiscal years, the Company did not grant any options or issue any restricted stock to the named executive officer.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                             Salary        Bonus           All Other Compensation
Name and Principal Position     Year         ($)           ($)             ($)
----------------------------    ---------    ----------    ----------      ---------------------------
George B. Lemmon, Jr.           2003         $ 188,948     $ 7,500         $  6,444(1)
   President and Chief          2002         $ 167,407     $ 100,000       $  6,540
   Executive Officer            2001         $ 195,983     $    --         $  111,829

-----------------------------
(1) Represents premiums of $1,344 paid by the Company for group term life insurance and a matching contribution by the Company of $5,100 under our 401(k) savings plan.

Executive Salary Continuation Agreement

                  On October 1, 2001, Owosso entered into a two-year Executive Salary Continuation Agreement with George B. Lemmon, Jr., Owosso's President and Chief Executive Officer. The term of the Agreement but was subsequently extended through February 28, 2004. The Agreement provides that after a termination of employment at any time during a change of control period, the Agreement will remain in effect until all of the obligations of the parties are satisfied or have expired. In the event of the termination of employment of Mr. Lemmon during the two year period following a change of control, Owosso will pay to Mr. Lemmon, in a lump sum, an amount equal to eighteen months' base salary, the aggregate fair market value of Owosso's common shares subject to all stock options outstanding and unexercised as of the date of termination of employment, whether vested or unvested, granted to Mr. Lemmon, over the aggregate exercise price of all such stock options in respect of which the fair market value exceeds the exercise price, as well as provide certain other benefits, including eighteen months of medical, dental, life and disability benefits. If Mr. Lemmon's employment is terminated other than during the two year period following a change of control, Owosso will pay Mr. Lemmon's base salary for twelve months thereafter as well as provide certain other benefits, including out-placement services and twelve months of medical, dental, life and disability benefits, as long as such termination was not for cause, which is defined as willful misconduct or gross negligence which has had an adverse effect on Owosso's business, operations, assets or properties so as to materially adversely affect the financial condition of Owosso and its subsidiaries taken as a whole.

Stock Options Granted to Certain Executive Officers During Last Fiscal Year

                  During fiscal year 2003, the Company did not grant any options to purchase Common Stock to the named executive officer.

Option Exercises and Fiscal Year-End Option Values

                  No options granted by the Company were exercised by the named executive officer during fiscal year 2003. The following table sets forth certain information regarding options for the purchase of Common Stock that were held by the named executive officer as of the end of fiscal year 2003.

                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                FISCAL YEAR-END OPTION VALUES



                             Shares          Value          Number of Securities Underlying    Value of Unexercised In-the-
                             Acquired on     Realized       Unexercised Options at             Money
Name                         Exercise(#)     ($)            FY - End (#)                       Options at FY-End ($)
-------------------------    ------------    ----------     ------------    --------------     -----------    -------------
                                                            Exercisable     Unexercisable      Exercisable    Unexercisable
                                                            ------------    --------------     -----------    -------------
George B. Lemmon, Jr.        --              --              126,800         20,200             0              0

Item 12. Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

                  The following table sets forth information, as of February 26, 2004, with respect to the beneficial ownership of shares of Common Stock and Class A Convertible Preferred Stock of the Company by each person who is known to the Company to be the beneficial owner of more than five percent of either class of stock, by each director or nominee for director, by the named executive officer, and by all directors and executive officers as a group. Unless otherwise indicated, each person listed has sole voting power and sole investment power over the shares indicated.

                                                                             Class A Convertible
                                                 Common Stock                Preferred Stock (2)
                                        ------------------------------- ------------------------------
                                                                           Amount
                                           Amount and                        and                       Percent
                                           Nature of      Percent of      Nature of     Percent of       of
                                           Beneficial        Class        Beneficial       Class        Voting
             Name (1)                      Ownership      Outstanding     Ownership     Outstanding      Power
--------------------------------------- ---------------- -------------- -------------- --------------- --------
Executive Officers and
Directors:

George B. Lemmon, Jr..................     2,455,015(3)          42.6%             --              --     35.6%

Harry E. Hill.........................        39,642(4)              *             --              --         *

Lowell P. Huntsinger..................         7,142(5)              *        518,433           48.4%      7.6%

Eugene P. Lynch.......................        24,142(6)              *             --              --         *

Harry Holiday, III....................        84,802                 *             --              --         *

All directors and executive officers
as a group (5 persons) ...............     2,610,743(7)          44.8%        518,433           48.4%     45.4%

Other Shareholders:

John R. Reese
c/o Lazard Asset Management LLC
30 Rockefeller Plaza
New York, NY 10112-6300...............       524,602(8)           9.0%             --              --      7.6%

Morris R. Felt
34348 NYS Route 12
Clayton, NY 13624.....................            --                 *        259,216           24.2%      3.8%

Randall V. James
11620 Court of Palms
Unit 204
Ft. Myers, FL 33908...................        16,090                 *        293,779           27.4%      4.5%

John F. Northway, Sr. Trust,
U/A/D July 23, 1984
1150 Cleveland Street
Clearwater, FL  33755.................       687,949 (9)         11.8%             --              --     10.0%

Innisfree Capital, L.L.C.
324 East 50th Street
New York, NY  10022...................       549,600(10)          9.4%             --              --      8.0%

* Less than 1%

(1) Unless otherwise indicated, the address of each person named in the table is: c/o Owosso Corporation, 22543 Fisher Road, P.O. Box 6660, Watertown, New York 13601. In connection with the Agreement and Plan of Merger (the "Merger Agreement") dated as of February 10, 2004 by and among the Company, Allied Motion Technologies, Inc. ("Allied Motion") and AMOT, Inc., the John F. Northway, Sr. Trust and each of Messrs. Lemmon, Reese, Huntsinger, Felt and James (collectively, the "Significant Shareholders") entered into voting agreements with Allied Motion pursuant to which each agreed to vote such person's shares of Owosso Common Stock or Owosso Preferred Stock, as applicable, in favor of the merger contemplated by the Merger Agreement (the "Merger"), and has granted an irrevocable proxy to vote such person's shares of Owosso Common Stock or Owosso Preferred Stock, as applicable, in favor of the Merger to certain representatives of Allied Motion.

(2) Shares of Owosso Preferred Stock are entitled to one vote per share and vote with the Owosso Common Stock on all matters on which holders of Owosso Common Stock are entitled to vote. Each share of Owosso Preferred Stock is convertible into one share of Owosso Common Stock, subject to antidilution provisions.

(3) Includes 130,800 shares of Owosso Common Stock purchasable upon the exercise of stock options and 2,090,671 shares of Owosso Common Stock held by a limited partnership of which a limited partnership controlled by Mr. Lemmon is the general partner. 217,538 shares are held by Mr. Lemmon, Jr. jointly with his wife.

(4) Includes 13,000 shares of Owosso Common Stock purchasable upon the exercise of stock options. 1,000 shares are held by Mr. Hill as custodian for his children.

(5) Includes 15,000 shares of Owosso Common Stock purchasable upon the exercise of stock options.

(6) Includes 11,000 shares of Owosso Common Stock purchasable upon the exercise of stock options. 5,000 shares are deemed to be beneficially owned by Mr. Lynch as a trustee of a trust under which the children of Mr. Lemmon Jr. are beneficiaries.

(7) Includes 233,800 shares of Owosso Common Stock purchasable upon the exercise of stock options.

(8) Includes 39,000 shares of Owosso Common Stock purchasable upon the exercise of stock options. 12,000 shares are deemed to be beneficially owned by Mr. Reese as trustee under a trust under which his family members are beneficiaries. 512,602 shares are held by Mr. Reese jointly with his wife. Also includes 1,500,000 shares held by a limited partnership of which the family members of the late George Lemmon, Sr. are limited partners and of which the general partners are trusts of which Mr. Reese is the trustee and family members of Mr. Lemmon are beneficiaries.

(9) All of these shares are held by the Northway Family Limited Partnership, of which John F. Northway, Sr. Trust is the General Partner. The Trustees of the John F. Northway, Sr. Trust are First National Trust Company of Florida and Martha Johnson. As Co-Trustees, First National Trust Company of Florida and Martha Johnson may be deemed to be beneficial owners.

(10) Information with respect to beneficial ownership is based upon information furnished by the shareholder pursuant to Schedule 13G/A filed with the SEC, dated February 21, 2003. Innisfree Capital L.L.C. reports shared voting power and shared dispositive power. The shares are owned directly by Innisfree Partners, L.P., a Delaware limited partnership ("IP"). They are also beneficially owned by Innisfree Capital, L.L.C., a Delaware limited liability company ("IC"), which serves as the general partner and investment manager of IP, and by James B. Dinneen, Jr., who is the managing member of IC.

Summary of Equity Compensation Plans

                  The following table summarizes information about the Company's equity compensation plans as of October 26, 2003. All outstanding awards relate to the Company's Common Stock. For additional information about the Company's equity compensation plans, see note 17 of Notes to Consolidated Financial Statements under Item 8.

                                                                                             Number of securities
                                              Number of                                       remaining available
                                          securities  to be                                   for future issuance
                                             issued upon            Weighted-average             under equity
                                             exercise of            exercise price of          compensation plans
                                             outstanding               outstanding           (excluding securities
                                          options, warrants        options, warrants         reflected in column
Plan category                                 and rights               and rights                      (a))
------------------------------------    ----------------------    ----------------------    --------------------------
                                                 (a)                      (b)                          (c)
Equity Compensation plans
approved by security holders........           229,000                    $5.38                      771,000


Equity compensation plans
not approved by security
holders.............................                 0                        0                            0
                                               -------                    -----                      -------
         Total .....................           229,000                    $5.38                      771,000
                                               =======                    =====                      =======

Item 13. Certain Relationships and Related Transactions

                  Not applicable.

Item 14. Principal Accountant Fees and Services.

                  Not applicable. Disclosure requirement applicable only with respect to fiscal years ending after December 15, 2003.

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

*2.3 Agreement and Plan of Merger, dated as of February 10, 2004, by and among Owosso Corporation, Allied Motion Technologies, Inc. and AMOT, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.4 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and George B. Lemmon, Jr. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.5 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and The John F. Northway, Sr. Trust. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.6 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and Lowell Huntsinger. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.7 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and Morris R. Felt. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.8 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and Randall V. James. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*2.9 Voting Agreement and Irrevocable Proxy, dated as of February 10, 2004, by and between Allied Motion Technologies, Inc. and John Reese. (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February 12, 2004)

*3.1 Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form S-1 Registration Statement, No. 33-76964 (the "1994 Registration Statement")).

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

*10.25 Fourteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective September 30, 2002 (Exhibit 10.25 to the Company's Annual Report for the year ended October 27
                 2002).

*10.26 Fifteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective October 27, 2002 (Exhibit 10.26 to the Company's Annual Report for the year ended October 27
                 2002).

*10.27 Sixteenth Amendment to Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective December 13, 2002 (Exhibit 10.27 to the Company's Annual Report for the year ended October 27
                 2002).

#*10.28 Executive Salary Continuation Agreement between Owosso Corporation and George B. Lemmon, Jr., dated October 1, 2001 (Exhibit 10.28 to the Company's Annual Report for the year ended October 27 2002).

#*10.29 Executive Salary Continuation Agreement between Owosso Corporation and Kirk E. Moore, dated August 27, 2001 (Exhibit
                 10.29 to the Company's Annual Report for the year ended October 27 2002).

#*10.30 Executive Salary Continuation Agreement between Owosso Corporation and Harry Holiday III, dated August 24, 2001 (Exhibit 10.30 to the Company's Annual Report for the year ended October 27 2002).

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

*10.33 Nineteenth Amendment to the Amended and Restated Credit Agreement by and among Owosso Corporation, its subsidiaries, Bank One and PNC Bank, N.A., effective December 19, 2003 (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2003 being amended hereby, which was filed with the Commission on September 25, 2003 (Exhibit 10.33 to the Company's Annual Report on Form 10-K for fiscal year ended October 26, 2003 being amended hereby, which was filed with the Commission on February 10, 2004).

*10.34 Lease Surrender Agreement by and between Owosso Corporation and Triad Realty Associates L.L.C. dated December 31, 2003 (Exhibit
                 10.34 to the Company's Annual Report on Form 10-K for fiscal year ended October 26, 2003 being amended hereby, which was filed with the Commission on February 10, 2004).

**11             Computation of per share earnings.

**14             Code of Ethics.

**21             Subsidiaries of the registrant.

**23             Consent of Deloitte & Touche LLP.

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

*                Incorporated by reference.

**               Previously filed.

#                Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OWOSSO CORPORATION

Date: February 26, 2004                          By: /s/ George B. Lemmon, Jr.
                                                    ---------------------------
                                                    George B. Lemmon, Jr.,
                                                    President, Chief Executive
                                                    Officer and Chairman