Form 10-Q
period 2004-02-01
OWOSSO CORP
filed 2004-03-17
CIK 921046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 01, 2004

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

As of March 8, 2004, 5,824,306 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

OWOSSO CORPORATION
TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------


                                                                                                Page
PART I - FINANCIAL INFORMATION:


         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                       3
                           for the three months ended February 01, 2004 and
                           January 26, 2003 (unaudited)

                           Condensed Consolidated Balance Sheets at                              4
                           February 01, 2004 and October 26, 2003 (unaudited)

                           Condensed Consolidated Statements of Cash Flows                       5
                           for the three months ended February 01, 2004 and
                           January 26, 2003 (unaudited)

                           Notes to Condensed Consolidated Financial Statements                  6
                           (unaudited)

         Item 2.           Management's Discussion and Analysis of                               10
                           Financial Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            15

         Item 4.           Controls and Procedures                                               15

PART II - OTHER INFORMATION:

         Item 3.           Defaults Upon Senior Securities                                       16

         Item 6.           Exhibits and Reports on Form 8-K                                      16

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                          February 1,          January 26,
                                                                             2004                 2003
Net sales                                                                 $ 4,522,000          $ 4,601,000
Costs of products sold                                                      3,703,000            3,755,000
                                                                          -----------          -----------

Gross profit                                                                  819,000              846,000

Selling, general and administrative expenses                                1,184,000              928,000
                                                                          -----------          -----------

Loss from operations                                                         (365,000)             (82,000)

Interest expense                                                              165,000              214,000
                                                                          -----------          -----------

Loss before income taxes                                                     (530,000)            (296,000)

Income tax benefit                                                           (128,000)             (62,000)
                                                                          -----------          -----------

Net loss                                                                     (402,000)            (234,000)

Dividends on preferred stock                                                  345,000              341,000
                                                                          -----------          -----------

Net loss available for common shareholders                                $  (747,000)         $  (575,000)
                                                                          ===========          ===========


Net loss per share                                                        $     (0.13)         $     (0.10)
                                                                          ===========          ===========

Basic and diluted weighted average number of common
   shares outstanding                                                       5,824,000            5,824,000
                                                                          ===========          ===========


See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                                           February 1,        October 26,
                                                                                              2004               2003
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                          $    258,000       $    309,000
       Restricted cash                                                                         401,000            400,000
       Receivables, net                                                                      2,121,000          2,323,000
       Inventories, net                                                                      1,974,000          1,745,000
       Net assets held for sale                                                                350,000            350,000
       Prepaid expenses and other                                                              237,000            251,000
       Deferred taxes                                                                          240,000            240,000
                                                                                          ------------       ------------
           Total current assets                                                              5,581,000          5,618,000

PROPERTY, PLANT AND EQUIPMENT, NET                                                           4,542,000          4,755,000
GOODWILL                                                                                     3,074,000          3,074,000
CUSTOMER LIST, NET                                                                           4,700,000          4,800,000
OTHER ASSETS                                                                                   130,000            133,000
                                                                                          ------------       ------------
      TOTAL ASSETS                                                                        $ 18,027,000       $ 18,380,000
                                                                                          ============       ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Accounts payable - trade                                                           $  1,885,000       $  1,918,000
       Accrued compensation and benefits                                                       564,000            504,000
       Accrued expenses                                                                      1,625,000          1,753,000
       Current portion of long-term debt                                                    11,161,000         10,968,000
                                                                                          ------------       ------------
           Total current liabilities                                                        15,235,000         15,143,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                            85,000            128,000
COMMON STOCK PUT OPTION                                                                        600,000            600,000
DEFERRED TAXES                                                                               1,446,000          1,446,000
ACCRUED PREFERRED STOCK DIVIDENDS                                                            4,379,000          4,034,000
COMMITMENTS AND CONTINGENCIES (Note 14)
                                                                                          ------------       ------------
           Total liabilities                                                                21,745,000         21,351,000
                                                                                          ------------       ------------
SHAREHOLDERS' DEFICIT                                                                       (3,718,000)        (2,971,000)
                                                                                          ------------       ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                         $ 18,027,000       $ 18,380,000
                                                                                          ============       ============


            See notes to condensed consolidated financial statements.

OWOSSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                  ----------------------------
                                                                  February 01,      January 26,
                                                                     2004              2003
OPERATING ACTIVITIES:
  Net loss                                                        $ (402,000)       $ (234,000)

  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
       Depreciation                                                  242,000           269,000
       Amortization                                                  100,000           100,000
       Changes in operating assets and liabilities which
         (used) provided cash                                       (115,000)           12,000
                                                                  ----------        ----------
       Net cash (used in) provided by operating activities          (175,000)          147,000
                                                                  ----------        ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (29,000)          (21,000)
  Decrease in other assets                                             3,000             6,000
                                                                  ----------        ----------
       Net cash used in investing activities                         (26,000)          (15,000)
                                                                  ----------        ----------

FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                        150,000          (500,000)
  Payments on long-term debt                                               0           (62,000)
                                                                  ----------        ----------
       Net cash provided by (used in) financing activities           150,000          (562,000)
                                                                  ----------        ----------

NET DECREASE IN
       CASH AND CASH EQUIVALENTS                                     (51,000)         (430,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       309,000           524,000
                                                                  ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  258,000        $   94,000
                                                                  ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $  114,000        $  197,000
                                                                  ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Dividends payable                                               $  345,000        $  341,000
                                                                  ==========        ==========

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

     Financial Statements - The condensed consolidated balance sheet as of February 01, 2004 and the condensed consolidated statements of operations and cash flows for the three months ended February 01, 2004 and January 26, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows as of February 01, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 26, 2003 Annual Report on Form 10-K.

     New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for the interim period ended April 30, 2004, or earlier in certain instances. Such instances did not have a material effect on the Company's consolidated financial statements in fiscal 2003.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material effect on its consolidated financial statements in fiscal 2003.

2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations in each of the past four fiscal years and, as shown in the consolidated condensed financial statements, the Company incurred a net loss of $402,000 for the three months ended February 1, 2004. In addition, at February 1, 2004, the Company had a working capital deficiency since current liabilities exceeded its current assets by $9,654,000 and the Company had a stockholders' deficit of $3,718,000 at February 1, 2004. The Company is also out of compliance with covenants under its bank credit facility. The amount outstanding under the bank credit facility totaled $4,650,000 at February 1, 2004 which becomes due on March 31, 2004 (see note 4). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As disclosed in note 6, the Company has entered into a definitive purchase agreement to sell the Company. If the sale does not occur, then the Company intends to refinance the Company's bank credit facility prior to its maturity in March 2004. However, there can be no assurance that the Company's plans will be successfully executed.

3.   INVENTORY

                                                  February 1,     October 26,
                                                      2004           2003

     Raw materials and purchased parts            $ 1,024,000     $   912,000
     Work in process                                  962,000         844,000
     Finished goods                                   236,000         192,000
                                                  -----------     -----------
        Total Inventory                             2,222,000       1,948,000
     Inventory Provision                              248,000         203,000
                                                  -----------     -----------
        Net Inventory                             $ 1,974,000     $ 1,745,000
                                                  ===========     ===========

4.   LONG-TERM DEBT

     On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the bank credit facility, which was further amended in February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibited the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment called for further reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. In April 2003, the Company entered into a further amendment to the facility, which amended the financial covenant. In September 2003, the Company entered into a further amendment to the facility, which waived a mandatory paydown. In December 2003, the Company entered into a further amendment to the facility, which extended the maturity date to March 31, 2004. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at February 01, 2004).

     At February 01, 2004, $4,650,000 was outstanding under the Company's bank credit facility and $202,000 was available for additional borrowing.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings per common share is computed by dividing net earnings (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased by the dilutive effect of stock options outstanding, computed using the treasury stock method, the dilutive effect of convertible preferred stock computed using the "if converted" method, and by the dilutive effect of the put option on common stock, computed using the reverse-treasury stock method. Due to the net loss for the periods presented, the effects of stock options and convertible preferred stock have been ignored for diluted loss per share because their effects would be antidilutive.

6.   POTENTIAL SALE OF COMPANY

     On February 10, 2004, the Company reached a definitive agreement with Allied Motion Control Technologies, Inc. ("Allied") for the acquisition by Allied of all the shares of the Company on the following terms: 0.068 shares of common stock of Allied for each share of common stock of the Company, and a combination of 0.127 shares of Allied common stock, a warrant to purchase 0.28 shares of Allied common stock and cash of $0.9333 for each share outstanding of the Company's Class A convertible preferred stock. Based on the Company's 5,824,306 common shares and 1,071,428 preferred shares issued, the aggregate amount to common shareholders will be approximately $1.75 million, and the aggregate amount to preferred shareholders will be approximately $1.6 million. In addition, Allied has agreed to repay and assume up to $10.6 million of the Company's outstanding debt, and the Company's preferred shareholders may be entitled to Allied subordinated promissory notes with an aggregate principal amount of up to $500,000 based on the 2004 gross revenue of Stature. Accordingly, the transaction has an aggregate value of approximately $14.0 million, exclusive of any value attributable to the warrants and Allied notes. The board of directors of each company has approved the transaction. The consummation of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The transaction is expected to be completed prior to July 1, 2004.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of February 01, 2004 and the results of operations for the three months ended February 01, 2004 and January 26, 2003. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

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

     On February 10, 2004, the Company reached a definitive agreement with Allied Motion Control Technologies, Inc. ("Allied") for the acquisition by Allied of all the shares of the Company on the following terms: 0.068 shares of common stock of Allied for each share of common stock of the Company, and a combination of 0.127 shares of Allied common stock, a warrant to purchase 0.28 shares of Allied common stock and cash of $0.9333 for each share outstanding of the Company's Class A convertible preferred stock. Based on the Company's 5,824,306 common shares and 1,071,428 preferred shares issued, the aggregate amount to common shareholders will be approximately $1.75 million, and the aggregate amount to preferred shareholders will be approximately $1.6 million. In addition, Allied has agreed to repay and assume up to $10.6 million of the Company's outstanding debt, and the Company's preferred shareholders may be entitled to Allied subordinated promissory notes with an aggregate principal amount of up to $500,000 based on the 2004 gross revenue of Stature. Accordingly, the transaction has an aggregate value of approximately $14.0 million, exclusive of any value attributable to the warrants and Allied notes. The board of directors of each company has approved the transaction. The consummation of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The transaction is expected to be completed prior to July 1, 2004.

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

     Throughout fiscal 2001, the Company remained out of compliance with financial covenants, including maintenance of minimum operating profit, under its bank credit facility. As a result, the Company and its lenders entered into a series of amendments to the facility during fiscal 2001, 2002 and 2003, and in each case the Company's lenders agreed to forebear from exercising their rights and remedies under the facility. In order to meet the lenders' requirements for reduced outstanding balances and to secure the lenders' agreement to forebear, the Company engaged in a series of divestitures of its operating subsidiaries, concluding with the sale of its Motor Products subsidiaries, Motor Products Owosso Corporation and Motor Products Ohio Corporation in July of 2002. As disclosed under Note 4 "Long-term Debt," the amendments to the bank credit facility modified the interest rates charged, called for reductions in the outstanding balance during calendar 2001, 2002, and 2003, added additional reporting requirements, suspended payments of principal and interest on subordinated debt, prohibited the payment of preferred or common dividends, prohibited the purchase of the Company's stock and added a covenant requiring the maintenance of minimum operating profit. In December 2003 (fiscal 2004), the Company entered into a further amendment to the facility, which extended the maturity date to March 31, 2004.

     During fiscal 2004, the Company intends to dispose of the real estate at the Company's former Snowmax Corporation subsidiary. An entity controlled by George B. Lemmon, Jr., the Company's President and CEO, has expressed interest in purchasing such real estate, however no binding agreement has been entered into and any such sale will be subject to the approval of the Company's audit committee. Based on current negotiations, the Company estimates proceeds of approximately $312,000 if successful in completing the sale.

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

     Three months ended February 01, 2004 compared to three months ended January 26, 2003

     Net sales. Net sales for the first quarter of 2004 decreased 1.7%, or $79,000, to $4,522,000, as compared to net sales of $4,601,000 in the prior year quarter. The current year quarter consisted of 14 weeks compared to 13 weeks in the prior year quarter.

     Loss from operations. For the first quarter of 2004, the Company reported a loss from operations of $365,000 as compared to a loss from operations of $82,000 in the prior year first quarter. The results reflect an increase in selling, general and administrative expenses of $256,000 from the prior year quarter mostly due to the successful termination of the lease for the Corporate office resulting in a one time charge of $227,000.

     Interest expense. Interest expense was $165,000 in 2004 as compared to $214,000 in 2003. Interest expense decreased primarily as a result of lower interest rates and debt levels.

     Income tax expense (benefit). The Company recorded an income tax benefit of $128,000 in 2004 compared to $62,000 in the prior year quarter.

     Net loss available for common shareholders. Net loss available for common shareholders was $747,000, or $.13 per share, in the first quarter of 2004, as compared to a net loss of $575,000, or $.10 per share, in the prior year quarter. Loss available for common shareholders is calculated by subtracting dividends on preferred stock of $345,000 and $341,000 for 2004 and 2003, respectively.

     Liquidity and Capital Resources

     Cash and cash equivalents were $258,000 at February 01, 2004. The Company had negative working capital of $9.7 million at February 01, 2004, as compared to negative working capital of $9.5 million at October 26, 2003. Net cash used in operating activities was $175,000, as compared to net cash provided by operating activities from of $147,000 in the prior year quarter.

     Cash flows used in investing activities included $29,000 for capital expenditures for equipment. The Company currently plans to invest approximately $200,000 during the remainder of fiscal 2004. Management anticipates funding capital expenditures with cash from operations and borrowings under the Company's revolving credit facility.

     Net cash provided by financing activities from continuing operations included net borrowings of $150,000 under the Company's revolving credit agreement.

     At February 01, 2004, $4,650,000 was outstanding under the Company's revolving credit facility. On January 22, 1999, the Company entered into a new bank credit facility with the Company's two primary banks, originally expiring in December 2002. The agreement included financial and other covenants, including fixed charge, cash flow and net worth ratios and restrictions on certain asset sales, mergers and other significant transactions. The Company was not in compliance with such covenants at October 29, 2000. In February 2001, the Company entered into an amendment to its bank credit facility agreement, wherein the lenders agreed to forbear from exercising their rights and remedies under the facility in connection with such non-compliance until February 15, 2002, at which time the facility was to mature. The amendment to the bank credit facility, which was further amended in February 2001, called for reductions in the outstanding balance during calendar 2001 and modified the interest rates charged. The amendment required additional collateral, effectively all the assets of the Company, and reporting requirements, as well as the addition of a covenant requiring minimum operating profits. The amendment also required the suspension of principal and interest payments on subordinated debt, with an aggregate outstanding balance of $2.1 million as of October 28, 2001. Furthermore, the amendment to the facility prohibits the payment of preferred or common stock dividends and prohibited the purchase of the Company's stock. Beginning in August 2001, the Company was out of compliance with its minimum operating profit covenant. In February 2002, the Company entered into a further amendment to the facility, which extended the maturity date to December 31, 2002. That amendment called for further reductions in the outstanding balance based on expected future asset sales, increases the interest rate charged and requires minimum EBITDA. In December 2002, the Company entered into a further amendment to the facility, which extends the maturity date to December 31, 2003. This amendment calls for further reductions in outstanding balance based on expected future asset sales and cash flow generated from operations and requires minimum EBITDA. In April 2003, the Company entered into a further amendment to the facility, which amended the financial covenant. In September 2003, the Company entered into a further amendment to the facility, which waived a mandatory paydown. In December 2003, the Company entered into a further amendment to the facility, which extended the maturity date to March 31, 2004. Borrowings under the facility are charged interest at the Prime Rate plus 2.75% (6.75% at February 01, 2004).

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

     The Company cautions readers that the following important factors, among others, have in the past affected and could in the future affect the Company's actual results of operations and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by or on behalf of the Company:

     o The Company's continued liquidity is dependent upon its ability to achieve levels of revenue necessary to support the Company's cost structure, its ability to maintain adequate financing, its ability to maintain compliance with debt covenants, and its ability to generate sufficient cash flows (including through the sale of assets held available for sale) to meets its obligations on a timely basis.

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

     To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's bank credit facility, industrial revenue bonds and term loans in effect at February 1, 2004. Fair values included herein have been determined based upon rates currently available to the Company for debt with similar terms and remaining maturities. Note 4 to the condensed consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                                     Year of Maturity                                                Fair Value
                                  ------------------------------------------------------------------    Total Due            at
                                    2004       2005        2006       2007       2008     Thereafter   at Maturity     2/1/2004
                                  -------      -----       -----      -----      -----    ----------   -----------   ----------
     Debt:
       Fixed rate                 $ 1,656      $ 216       $  93      $  81      $   -    $        -   $     2,046   $    2,046
       Average interest rate         9.0%       6.4%        5.0%       5.0%
       Variable rate              $ 5,250      $ 600       $ 600      $ 900      $ 900    $      950   $     9,200   $    9,200
       Average interest rate         6.1%       1.1%        1.1%       1.1%       1.1%          1.1%

     ITEM 4.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.      OTHER INFORMATION


Item 3.       Defaults Upon Senior Securities

(b) Since February 2001, the Company has been prohibited from making dividend payments on its Class A Convertible Preferred Stock in connection with modifications to its revolving credit facility. As of the date of the filing of this report, accrued dividends on the Class A Convertible Preferred Stock total $4,379,000.

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.   Description

11            Computation of Per Share Loss

31 Certification of Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal account officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)  Form 8-K

No reports on Form 8-K were filed during the quarter ended February 01, 2004.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             OWOSSO CORPORATION



         Date:    March 17, 2004             By: /s/ George B. Lemmon, Jr.
                                                 -------------------------
                                                 President and Chief Executive
                                                 Officer (principal executive
                                                 officer, principal financial
                                                 officer and principal
                                                 accounting officer) and
                                                 chairman

                                  EXHIBIT INDEX


Exhibit No.   Description

11            Computation of Per Share Earnings

31 Certification of Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer) pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer (the principal executive officer, principal financial officer and principal account officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.